Form 10-Q
period 2025-06-30
Dolphin Entertainment, Inc.
filed 2025-08-14
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of common stock outstanding was 11,737,724 as of August 11, 2025.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current
Cash and cash equivalents	$8,697,360	$8,203,842
Restricted cash	925,004	925,004
Accounts receivable:
Trade, net of allowance of $1,079,169 and $1,327,808, respectively	6,185,674	5,113,157
Other receivables	5,792,264	5,451,697
Other current assets	556,647	373,399
Total current assets	22,156,949	20,067,099

Capitalized production costs, net	628,612	594,763
Employee receivable	1,100,918	1,007,418
Right-of-use asset	3,906,694	4,738,997
Goodwill	21,507,944	21,507,944
Intangible assets, net	9,040,541	10,189,026
Property, equipment and leasehold improvements, net	80,478	114,011
Other long-term assets	189,298	218,021
Total Assets	$58,611,434	$58,437,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	June 30, 2025	December 31, 2024
LIABILITIES
Current
Accounts payable	$3,166,567	$2,344,272
Term loan, current portion	1,742,720	1,686,018
Notes payable, current portion	3,350,000	3,750,000
Convertible note payable, current portion	500,000	—
Revolving line of credit	—	400,000
Accrued interest – related parties	2,148,538	1,857,986
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	1,969,744	1,919,672
Deferred revenue	1,581,113	341,153
Contingent consideration	—	486,000
Other current liabilities	12,048,048	11,104,036
Total current liabilities	29,131,730	26,514,137

Term loan, noncurrent portion	3,898,604	4,782,271
Notes payable	4,080,000	3,130,000
Convertible notes payable	6,500,000	5,100,000
Convertible note payable at fair value	250,000	320,000
Convertible notes payable – related party	3,078,197	—
Loans from related party	983,112	3,225,985
Lease liability	2,349,788	3,306,033
Deferred tax liability	437,592	394,547
Other noncurrent liabilities	—	18,915
Total Liabilities	50,709,023	46,791,888

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 11,169,449 and 11,162,026 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	167,542	166,688
Additional paid-in capital	157,691,278	157,692,132
Accumulated deficit	(149,957,409)	(146,214,429)
Total Stockholders’ Equity	7,902,411	11,645,391
Total Liabilities and Stockholders’ Equity	$58,611,434	$58,437,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$14,087,529	$11,449,089	$26,257,240	$26,684,981

Expenses:
Direct costs	742,171	216,247	1,086,585	2,535,474
Payroll and benefits	10,302,292	9,195,018	20,606,985	18,769,269
Selling, general and administrative	1,922,336	1,864,852	3,694,319	3,841,843
Depreciation and amortization	591,552	555,694	1,183,104	1,108,797
Impairment of goodwill	—	190,565	—	190,565
Acquisition cost	—	—	416,171	—
Legal and professional	586,232	546,178	1,100,656	1,193,959
Total expenses	14,144,583	12,568,554	28,087,820	27,639,907

Loss from operations	(57,054)	(1,119,465)	(1,830,580)	(954,926)

Other (expenses) income, net:
Change in fair value of convertible note	50,000	40,000	70,000	65,000
Change in fair value of warrants	—	—	—	5,000
Loss on extinguishment of debt	(835,324)	—	(835,324)	—
Interest income	11,205	731	17,279	6,600
Interest expense	(561,222)	(522,184)	(1,121,310)	(1,025,821)
Total other (expenses) income, net	(1,335,341)	(481,453)	(1,869,355)	(949,221)

Loss before income taxes	(1,392,395)	(1,600,918)	(3,699,935)	(1,904,147)

Income tax expense	(21,523)	(23,540)	(43,045)	(47,079)

Net loss	$(1,413,918)	$(1,624,458)	$(3,742,980)	$(1,951,226)

Loss per share:
Basic	$(0.13)	$(0.17)	$(0.33)	$(0.20)
Diluted	$(0.13)	$(0.17)	$(0.34)	$(0.20)

Weighted average number of shares outstanding:
Basic	11,168,572	9,723,155	11,166,596	9,481,034
Diluted	11,232,511	9,787,094	11,230,535	9,544,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,742,980)	$(1,951,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,183,104	1,108,797
Share-based compensation	—	212,975
Share-based consulting fees	—	36,769
Amortization of capitalized production costs	—	1,781,810
Impairment of goodwill	—	190,565
Allowance for credit losses	55,754	286,979
Change in fair value of warrants	—	(5,000)
Change in fair value of convertible notes	(70,000)	(65,000)
Loss on extinguishment of debt	835,324	—
Deferred income tax expense, net	43,045	22,819
Debt origination costs amortization	7,012	8,411
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(1,468,838)	(1,739)
Other current assets	(183,247)	94,371
Capitalized production costs	(33,849)	(24,766)
Other long-term assets and employee receivable	(64,775)	(112,000)
Deferred revenue	1,239,960	(600,306)
Accounts payable	822,295	(3,695,908)
Accrued interest – related parties	290,552	45,770
Other current liabilities	944,010	3,401,749
Other noncurrent liabilities	(18,915)	—
Lease liability, operating leases	(74,177)	(121,485)
Lease liability, finance leases	38,203	47,654
Net cash (used in) provided by operating activities	(197,522)	661,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,088)	(1,510)
Issuance of notes receivable	—	(1,135,000)
Net cash used in investing activities	(1,088)	(1,136,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	1,900,000	—
Proceeds from notes payable	550,000	—
Proceeds from related party loan	—	2,110,000
Proceeds from equity line of credit agreement	—	1,185,300
Repayment of term loan	(833,977)	(488,505)
Repayment of revolving line of credit	(400,000)	—
Payment of contingent consideration	(486,000)	—
Principal payments on finance leases	(37,895)	(45,280)
Net cash provided by financing activities	692,128	2,761,515

Net increase in cash and cash equivalents and restricted cash	493,518	2,286,244
Cash and cash equivalents and restricted cash, beginning of period	9,128,846	7,560,691
Cash and cash equivalents and restricted cash, end of period	$9,622,364	$9,846,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$767,261	$909,355
Lease liabilities arising from obtaining right-of-use assets	$55,888	$50,666

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOWS INFORMATION:
Settlement of Special Projects working capital adjustment in shares of common stock	$—	$886,077

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	As of Six Months Ended June 30,
	2025	2024

Cash and cash equivalents	$8,697,360	$8,718,975
Restricted cash	925,004	1,127,960
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$9,622,364	$9,846,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and six months ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2024	50,000	$1,000	11,162,026	$166,688	$157,692,132	$(146,214,429)	$11,645,391
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(2,329,062)	(2,329,062)
Issuance of shares related to restricted stock units	—	—	6,093	91	(91)	—	—
Balance March 31, 2025	50,000	$1,000	11,168,119	$166,779	$157,692,041	$(148,543,491)	$9,316,329
Net loss for the three months ended June 30, 2025	—	—	—	—	—	(1,413,918)	(1,413,918)
Issuance of shares related to restricted stock units	—	—	1,330	20	(20)	—	—
Rounding related to reverse stock split	—	—	—	743	(743)	—	—
Balance June 30, 2025	50,000	$1,000	11,169,449	$167,542	$157,691,278	$(149,957,409)	$7,902,411

For the three and six months ended June 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	50,000	$1,000	9,109,766	$136,646	$153,430,403	$(133,611,204)	$19,956,845
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(326,767)	(326,767)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	175,000	2,625	492,575	—	495,200
Share-based compensation	—	—	—	—	4,884	—	4,884
Issuance of shares related to employment agreements	—	—	34,961	524	100,353	—	100,877
Issuance of shares related to services received	—	—	12,500	188	36,581	—	36,769
Balance March 31, 2024	50,000	$1,000	9,332,227	$139,983	$154,064,796	$(133,937,971)	$20,267,808
Net loss for the three months ended June 30, 2024	—	—	—	—	—	(1,624,458)	(1,624,458)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	300,000	4,500	685,600	—	690,100
Shared-based compensation	—	—	1,548	23	4,615	—	4,638
Issuance of shares related to Special Projects acquisition	—	—	357,289	5,360	880,717	—	886,077
Issuance of shares related to GlowLab Collective LLC	—	—	14,552	218	(218)	—	—
Issuance of shares related to employment agreements	—	—	92,592	1,389	202,416	—	203,805
Balance June 30, 2024	50,000	$1,000	10,098,208	$151,473	$155,837,926	$(135,562,429)	$20,427,970

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, and its results of operations and cash flows for the six months ended June 30, 2025 and 2024. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recent Accounting Pronouncements

In December 2023, the Financial Statement Accounting Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The new income tax disclosures are effective for the current fiscal year and we will implement the new disclosure updates within the Company's consolidated financial statements for the fiscal year ending December 31, 2025. Management is in the process of reviewing the extent and impact of these new disclosures using a prospective transition method.

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

 NOTE 2 – REVENUE

Disaggregation of Revenue

The Company’s principal geographic markets are within the U.S. The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 11.

Entertainment Publicity and Marketing

The Entertainment Publicity and Marketing (“EPM”) segment generates revenue from diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials. Within the EPM segment, we typically identify one performance obligation, the delivery of professional publicity services, in which we typically act as the principal. The Company renders services to clients for a fixed monthly fee. The services provided by the Company are considered a single performance obligation that is simultaneously consumed by clients as they are being rendered by the Company. Because the Company’s agreements with its clients provide for monthly services at a fixed fee, the Company recognizes revenue as the monthly services are performed. Direct costs are reimbursed by clients and are billed as pass-through revenue with no mark-up.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC (the “Amazon Agreement”) for the distribution rights of The Blue Angels. During the six months ended June 30, 2024, we recorded net revenues of $3,421,141 from the Amazon Agreement upon delivery of the film to Amazon Content Services LLC, our single performance obligation. Under this arrangement, we acted in the capacity of an agent. During the six months ended June 30, 2025, the Company recognized $92,033 of revenue in its CPD segment related to sales of its motion picture Believe released in 2013.

The revenues recorded by the EPM and CPD segments are detailed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Entertainment publicity and marketing	$14,087,529	$11,449,089	$26,165,207	$23,263,840
Content production	—	—	92,033	3,421,141
Total Revenues	$14,087,529	$11,449,089	$26,257,240	$26,684,981

Contract Balances

The opening and closing balances of our contract asset and liability balances from contracts with customers as of June 30, 2025 and December 31, 2024 were as follows:

	Accounts Receivable	Other Receivables	Contract Assets	Contract Liabilities

Balance at December 31, 2024	$5,113,157	$5,451,697	$—	$341,153
Balance at June 30, 2025	6,185,674	5,792,264	206,196	1,581,113
Change	$1,072,517	$340,567	$206,196	$1,239,960

Contract assets are recorded when revenue is earned but not yet billed from customers for public relations, which are included in other current assets in the condensed consolidated balance sheets as of June 30, 2025. The contract assets are short term and are expected to be billed at the end of fiscal year, December 31, 2025.

Contract liabilities are recorded when the Company receives advance payments from customers for public relations projects. Advance payments received are generally for short duration and are recognized once the performance obligation of the contract is met and are recognized as revenue once the work is performed or the projects are delivered to the customer.

Revenues for the three and six months ended June 30, 2025 and 2024 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Amounts included in the beginning of year contract liability balance	$9,801	$97,533	$341,153	$1,106,077

 The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

 NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of June 30, 2025, the Company had a balance of $21,507,944 of goodwill on its condensed consolidated balance sheet resulting from its acquisitions of 42West, The Door, Special Projects, Shore Fire and Elle. All the Company’s goodwill is related to the entertainment, publicity and marketing segment.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. There were no triggering events noted during the six months ended June 30, 2025, that would require the Company to reassess goodwill for impairment outside its annual impairment test.  During the three months ended June 30, 2024, the Company determined to close the Viewpoint subsidiary, and therefore the Company impaired goodwill for $190,565, which is the balance of goodwill attributable to Viewpoint as of June 30, 2024 immediately prior to the decision to shut down. This impairment is included in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

Intangible Assets

Finite-lived intangible assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$17,592,387	$10,120,094	$7,472,293	$17,592,387	$9,236,609	$8,355,778
Trademarks and trade names	5,128,583	3,560,335	1,568,248	5,128,583	3,295,335	1,833,248
Non-compete agreements	690,000	690,000	—	690,000	690,000	—
	$23,410,970	$14,370,429	$9,040,541	$23,410,970	$13,221,944	$10,189,026

Amortization expense associated with the Company’s intangible assets was $574,242 and $530,847 for the three months ended June 30, 2025 and 2024, respectively, and $1,148,485 and $1,061,694 for the six months ended June 30, 2025 and 2024, respectively.

Amortization expense related to intangible assets for the remainder of 2025 and thereafter is as follows:

2025	$1,141,935
2026	2,091,505
2027	1,406,262
2028	1,064,106
2029	906,886
Thereafter	2,429,847
$9,040,541

 NOTE 4 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	154,501	369,347
Accrued commissions	836,361	1,285,751
Accrued bonuses	1,084,380	1,207,829
Talent liability	5,778,347	5,595,816
Accumulated customer deposits	2,187,174	937,766
Other	1,387,285	1,087,527
Other current liabilities	$12,048,048	$11,104,036

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 During the six months ended June 30, 2025, the Company entered into an agreement with Andrea Oliveri and Nicole Vecchiarelli, (“Special Projects Sellers), to pay $416,171 of additional consideration related to the working capital adjustment. Since the agreement was made outside of the measurement period of one year from the acquisition date of October 1, 2023, the payment due to the Special Projects Sellers was recorded as acquisition costs in the condensed consolidated statement of operations for the six months ended June 30, 2025. The additional consideration related to the working capital adjustment is being paid in installments and as of June 30, 2025 there was a balance of $277,447 recorded in other current liabilities on the Company’s condensed consolidated balance sheet.

NOTE 5 — DEBT

Total debt of the Company was as follows as of June 30, 2025 and December 31, 2024:

Debt Type	June 30, 2025	December 31, 2024
Convertible notes payable	$7,000,000	$5,100,000
Convertible note payable - fair value option	250,000	320,000
Non-convertible promissory notes	4,430,000	3,880,000
Non-convertible promissory notes – Socialyte	3,000,000	3,000,000
Convertible note payable – related party	3,078,197	—
Loans from related party	983,112	3,225,985
Revolving line of credit	—	400,000
First BKU Term loan	4,033,725	4,565,048
Second BKU Term loan	1,695,946	2,000,000
Debt issuance costs	(88,347)	(96,759)
Total debt	$24,382,633	$22,394,274
Less current portion of debt	(5,592,720)	(5,836,018)
Noncurrent portion of debt	$18,789,913	$16,558,256

The table below details the maturity dates of the principal amounts for the Company’s debt as of June 30, 2025:

Debt Type	Maturity Date	2025		2026	2027	2028	2029	Thereafter
Convertible notes payable	Between October 2026 and March 2030	$—		$2,250,000	$3,650,000	$100,000	$575,000	$925,000
Non-convertible promissory notes	Between June 2025 and March 2029	750,000		500,000	—	2,465,000	715,000	—
Non-convertible promissory notes - Socialyte	September 2023 (A)	3,000,000	(A)	—	—	—	—	—
BKU First Term Loan	September 2028	552,544		1,176,307	1,276,631	1,028,243	—	—
BKU Second Term Loan	December 2027	314,920		665,501	715,525	—	—	—
Loans and convertible notes from related party	Between December 2026 and June 2029	—		—	1,107,873	—	2,118,112	—
		$4,617,464		$4,591,808	$6,750,029	$3,593,243	$3,408,112	$925,000

(A)	The Socialyte Purchase Agreement (as defined below) allows the Company to offset a working capital deficit against the Socialyte Promissory Note (as defined below). As such, the Company deferred the installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Notes Payable

During the six months ended June 30, 2025, the Company issued fourteen convertible notes payable and received proceeds of $1,900,000. As of June 30, 2025, the Company had twenty-four convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with maturity dates ranging between the first anniversary and the sixth anniversary of their respective issuances.

The balance of each convertible notes payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Notes balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
1,500,000	90-day average closing market price of our common stock	$1.00
100,000	90-day average closing market price of our common stock	$1.01
100,000	30-day average closing market price of our common stock	$1.01
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
150,000	Fixed conversion price	$1.01
150,000	Fixed conversion price	$1.07
125,000	Fixed conversion price	$1.03
110,000	Fixed conversion price	$1.12
740,000	Fixed conversion price	$1.00
$7,000,000

As of June 30, 2025 and December 31, 2024, the principal balance of the convertible notes payable of $6,500,000 and $5,100,000, respectively, was recorded in noncurrent liabilities under the caption “Convertible notes payable” and $500,000 was recorded in current liabilities under the same caption on the Company’s condensed consolidated balance sheets.

The Company recorded interest expense related to these convertible notes payable of $165,251 and $127,750 during the three months ended June 30, 2025 and 2024, respectively, and $301,251 and $255,250, respectively, during the six months ended June 30, 2025 and 2024. In addition, the Company made cash interest payments amounting to $286,212 and $255,250, respectively, during the six months ended June 30, 2025 and 2024, related to the convertible notes payable.

Subsequent to June 30, 2025, the Company issued three convertible notes payable and received proceeds of $450,000. The convertible promissory notes bear interest of 10% per annum. One note matures three years from its issuance date and the other two notes mature four years from their issuance date. On July 7, 2025 and July 23, 2025, a holder of a convertible note payable that had been issued in 2022 with a principal balance of $500,000 converted the convertible note payable into an aggregate of 463,861 shares of the Company’s common stock. On July 23, 2025, another holder of a convertible notes payable issued on January 16, 2025 with a principal balance of $100,000 converted the convertible note payable into 91,744 shares of the Company’s common stock.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with a principal amount of $500,000 as of June 30, 2025, for which it elected the fair value option (the “March 4th Note”). As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the March 4th Note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $250,000 and $320,000 in noncurrent liabilities as of June 30, 2025 and December 31, 2024, respectively, on its condensed consolidated balance sheets related to the March 4th Note. See Note 7 – Fair Value Measurements for further discussion on the valuation of the convertible promissory note payable.

The Company recorded a gain in fair value of $50,000 and $40,000 for the three months ended June 30, 2025 and 2024, respectively, and a gain of $70,000 and $65,000 for the six months ended June 30, 2025 and 2024 on its condensed consolidated statements of operations related to the March 4th Note.

The March 4th Note bears interest at a rate of 8% per annum. The Company recorded interest expense related to the March 4th Note of $9,863 for each of the three months ended June 30, 2025 and 2024, and $19,726 for each of the six months ended June 30, 2025 and 2024. In addition, the Company made cash interest payments amounting to $19,726 for each of the six months ended June 30, 2025 and 2024, related to the March 4th Note.

Nonconvertible Promissory Notes

During the six months ended June 30, 2025, the Company issued two unsecured nonconvertible promissory notes and received proceeds of $550,000. As of June 30, 2025, the Company had outstanding seven unsecured nonconvertible promissory notes in the aggregate amount of $4,430,000, which bear interest at a rate of 10% per annum and mature between November 2025 and June 2029.

As of June 30, 2025 and December 31, 2024, the Company had a balance of $350,000 and $750,000, respectively, recorded as current liabilities and $4,080,000 and $3,130,000, respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

 The Company recorded interest expense related to these nonconvertible promissory notes of $104,667 and $97,000 for the three months ended June 30, 2025 and 2024, respectively, and $203,750 and $194,000 for the six months ended June 30, 2025 and 2024, respectively. The Company made interest payments of $200,250 and $194,000 during the six months ended June 30, 2025 and 2024, respectively, related to the unsecured nonconvertible promissory notes.

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

The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte. The Company has filed a lawsuit against the seller of Socialyte and certain of its principals related to the Socialyte Purchase Agreement. See Note 14.

The Company recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended June 30, 2025 and 2024, and $60,000 for the six months ended June 30, 2025 and 2024. No interest payments were made during the six months ended June 30, 2025 and 2024, related to the Socialyte Promissory Note.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

BankUnited Term Loans

On September 29, 2023, the Company entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”) in which an existing term loan with BankProv was repaid (the “Refinancing Transaction”). The BankUnited Loan Agreement includes: (i) $5,800,000 secured term loan (“First BKU Term Loan”), (ii) and $750,000 of a secured revolving line of credit (“BKU Line of Credit”) and (iii) $400,000 Commercial Card (“BKU Commercial Card”) (collectively, the “BankUnited Credit Facility”). The First BKU Term Loan carries a 1.0% origination fee and matures in September 2028, the BKU Line of Credit carries an initial origination fee of 0.5% and a 0.25% fee on each annual anniversary and matures in September 2026; the BKU Commercial Card does not have any initial or annual fee and matures in September 2026. The First BKU Term Loan has a declining prepayment penalty equal to 5% in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five of the outstanding balance. The BKU Line of Credit and BKU Commercial Card can be repaid without any prepayment penalty.

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

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company did not use the BKU Commercial Card. During each of the three months ended June 30, 2025 and 2024, the Company made payments in the amount of $354,621, inclusive of $87,197 and $108,437, respectively, of interest related to the First BKU Term Loan. During each of the six months ended June 30, 2025 and 2024, the Company made payments in the amount of $709,241, inclusive of $177,919 and $220,737, respectively, of interest related to the First BKU Term Loan. During the three and six months ended June 30, 2025, the Company made payments in amount of $185,995 and $371,991, respectively, inclusive of $32,949 and $67,937, respectively, of interest related to the Second BKU Term Loan. During the three and six months ended June 30, 2024, there were no payments made in connection with the Second BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the three months ended June 30, 2025 and 2024, the Company recorded interest expense and made payments of $7,667 and $8,689, respectively, and $15,217 and $17,283 for the six months ended June 30, 2025 and 2024, respectively, related to the BKU Line of Credit.

As of June 30, 2025, the Company had a balance of $1,742,720 classified as current liabilities and $3,898,604 classified as noncurrent liabilities, net of $88,347 of debt issuance costs, in its condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. During the three months ended June 30, 2025, the Company repaid $400,000 of the line of credit for a period of 30-days in compliance with the covenants of the line of credit. As of June 30, 2025 and December 31, 2024, the Company had a balance of $0 and $400,000, respectively, of principal outstanding under the BKU Line of Credit. Subsequent to June 30, 2025, the Company drew $400,000 on the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $7,012 and $4,206 for the three months ended June 30, 2025 and 2024, respectively, and 14,024 and $8,411 for the six months ended June 30, 2025 and 2024, respectively.

The BankUnited Credit Facility contains financial covenants tested semi-annually, starting on June 30, 2024, on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000. As of June 30, 2025, the Company believes that it is in compliance with all of the debt covenants.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6 — LOANS FROM RELATED PARTY

Dolphin Entertainment, LLC Notes

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

On May 12, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with DE LLC pursuant to which, the Company and DE LLC agreed to exchange the three nonconvertible promissory notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “DE New Notes”) in the same principal amounts. As consideration for the exchange, the Company and DE LLC agreed to extend the maturity date on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The DE New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the DE New Notes and any accrued interest thereon at any time before the maturity date of the DE New Notes into common stock of the Company. The conversion price of each of the DE New Notes is $1.00 per share. The Company accounted for this exchange as an extinguishment of debt and recorded the difference between the carrying value of DE LLC Notes and the fair value of the DE New Notes of $835,324 as a loss from extinguishment of debt in its condensed consolidated statement of operations for the three and six months ended June 30, 2025.

As of June 30, 2025 the Company had an aggregate principal balance of $3,078,197 related to the DE New Notes under the caption convertible notes payable – related party in its condensed consolidated balance sheet. As of December 31, 2024, the Company had an aggregate balance of $2,242,873 related to DE LLC Notes under the caption loans from related party in its condensed consolidated balance sheet. For the six months ended June 30, 2025, the Company did not repay any principal balance or make interest payments on the DE LLC Notes. During the six months ended June 30, 2024, the Company made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

The Company recorded interest expense of $55,918 and $45,593 for the three months ended June 30, 2025 and 2024, respectively, and $99,938 and $73,214 for the six months ended June 30, 2025 and 2024, respectively, related to the DE New Notes. As of June 30, 2025 and December 31, 2024, the Company had a balance in accrued interest – related parties of $374,989 and $263,767, respectively, on its condensed consolidated balance sheets related to the DE LLC Notes.

Mock Notes

During 2024, the Company issued three nonconvertible promissory notes to Mr. Donald Scott Mock, brother of Mr. O’Dowd in the amount of $900,000, $75,000, and $8,112 respectively, and received proceeds of $983,112 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on the fourth anniversary of their respective issuance dates.

As of June 30, 2025 and December 31, 2024, the Company had a principal balance of $983,112 related to the Mock Notes under the caption loans from related party in its condensed consolidated balance sheets. For the six months ended June 30, 2025 and 2024, the Company did not repay any principal balance or make interest payments on the Mock Notes.

The Company recorded interest expense of $24,578 and $23,167 for the three months ended June 30, 2025 and 2024, respectively, and $49,156 and $41,667 for the six months ended June 30, 2025 and 2024, respectively, related to the Mock Notes. As of June 30, 2025 and December 31, 2024, the Company had a balance in accrued interest – related parties of $139,573 and $90,417, respectively, on its condensed consolidated balance sheets related to the Mock Notes.

NOTE 7 — FAIR VALUE MEASUREMENTS

The Company’s non-financial assets measured at fair value on a nonrecurring basis include intangible assets. The determination of our intangible fair values includes several assumptions and inputs (Level 3) that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. All other financial assets and liabilities are carried at amortized cost.

The Company’s cash balances are representative of their fair values, as these balances are comprised of deposits available on demand. The carrying amounts of accounts receivable, notes receivable, prepaid and other current assets, accounts payable and other non-current liabilities approximate their fair values because of the short turnover of these instruments.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	June 30, 2025		December 31, 2024
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$8,697,360	$8,697,360	$8,203,842	$8,203,842
Restricted cash	1	925,004	925,004	925,004	925,004

Liabilities:
Convertible notes payable	3	$7,000,000	$6,632,000	$5,100,000	$5,065,000
Convertible notes payable, related party	3	3,078,197	3,246,259	—	—
Convertible note payable at fair value	3	250,000	250,000	320,000	320,000
Contingent consideration(1)	3	—	—	486,000	486,000

(1)	On December 31, 2024, the Company calculated the final contingent consideration to be $486,000 and it was paid on April 14, 2025.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible notes payable

As of June 30, 2025, the Company has twenty-four outstanding convertible notes payable with aggregate principal amount of $7,000,000 and three outstanding convertible notes payable with a related party amounting to $2,523,000. See Note 5 for further information on the terms of these convertible notes and Note 6 for further information on terms of convertible notes with a related party.

		June 30, 2025		December 31, 2024
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in May 2026	3	$500,000	$500,000	$—	$—
10% convertible notes due in October 2026	3	800,000	753,000	800,000	793,000
10% convertible notes due in November 2026	3	300,000	281,000	300,000	298,000
10% convertible notes due in December 2026	3	650,000	606,000	650,000	643,000
10% convertible notes due in January 2027	3	900,000	887,000	800,000	839,000
10% convertible note due in March 2027	3	100,000	104,000	—	—
10% convertible note due in April 2027	3	100,000	100,000	—	—
10% convertible notes due in June 2027	3	150,000	137,000	150,000	148,000
10% convertible notes due in August 2027	3	2,000,000	1,795,000	2,000,000	1,955,000
10% convertible notes due in September 2027	3	400,000	357,000	400,000	389,000
10% convertible notes due in January 2028	3	100,000	96,000	—	—
10% convertible note due in March 2029	3	50,000	52,000	—	—
10% convertible note due in April 2029	3	315,000	315,000	—	—
10% convertible note due in May 2029	3	100,000	100,000	—	—
10% convertible note due in June 2029	3	110,000	110,000	—	—
10% convertible notes due in February 2030	3	425,000	438,000	—	—
10% convertible note with related party due in June 2027	3	1,393,708	1,494,213	—	—
10% convertible note with related party due in October 2029	3	1,482,562	1,543,454	—	—
10% convertible note with related party due in December 2029	3	201,927	208,592	—	—
		$10,078,197	$9,877,259	$5,100,000	$5,065,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	June 30, 2025	December 31, 2024
Stock Price	$1.15	$1.07
Minimum Conversion Price	$1.00 – 5.00	$4.00 – 5.00
Annual Asset Volatility Estimate	60%	65%
Risk Free Discount Rate	3.70% – 4.07%	4.23% – 4.26%

On May 12, 2025, the Company exchanged three promissory notes held by its CEO for three convertible notes payable. See Note 6 for additional information on the transaction. As of May 12, 2025, the estimated fair value of the convertible notes with our CEO was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Notes Payable – Related Party	May 12, 2025
Stock Price	$1.00
Conversion Price	$1.00
Annual Asset Volatility Estimate	55% – 80%
Risk Free Discount Rate	3.99% – 4.05%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable, at fair value

As of June 30, 2025, the Company had the March 4th Note outstanding with a face value of $500,000, which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible note.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2024 to June 30, 2025:

March 4th Note
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2024	$320,000
Gain on the change in fair value reported in the condensed consolidated statements of operations	(70,000)
Ending fair value balance reported on the condensed consolidated balance sheet at June 30, 2025	$250,000

The estimated fair value of the March 4th Note as of June 30, 2025 and December 31, 2024, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	June 30, 2025	December 31, 2024
Face value principal payable	$500,000	$500,000
Original conversion price	$7.82	$7.82
Value of common stock	$1.15	$1.07
Expected term (years)	4.68	5.18
Volatility	75%	90%
Risk free rate	3.77%	5.18%

Warrant

In connection with the March 4th Note, the Company issued the Series I Warrant, which is exercisable for 10,000 shares at a purchase price of $7.82 per share. The Series I Warrant is measured at fair value and categorized within Level 3 of the fair value hierarchy. The fair value of the Series I Warrant was nominal as of June 30, 2025 and December 31, 2024. The Series I Warrant expires on September 4, 2025.

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

During the three and six months ended June 30, 2025, the Company did not sell shares of common stock under the LP 2022 Purchase Agreement. During the three and six months ended June 30, 2024, the Company sold 300,000 and 475,000 shares of its common stock at prices ranging between $2.14 and $3.06 and received proceeds of $690,000 and $1,185,300.

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

Special Projects Working Capital Adjustment

On May 14, 2024, the Company entered into an agreement with the sellers of Special Projects to amend the purchase agreement to revise the working capital mechanism to provide that the working capital surplus, as defined in the purchase agreement, plus a ten percent premium be paid to the sellers of Special Projects by issuing 357,289 shares of its common stock on May 15, 2024. The adjustment resulted in an increase to the purchase price and an increase to goodwill.
17

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9— LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(1,413,918)	$(1,624,458)	$(3,742,980)	$(1,951,226)
Net income attributable to participating securities	—	—	—	—
Net loss attributable to Dolphin Entertainment common stock shareholders and numerator for basic loss per share	(1,413,918)	(1,624,458)	(3,742,980)	(1,951,226)
Change in fair value of convertible note	(50,000)	(40,000)	(70,000)	(65,000)
Interest expense	9,863	9,863	19,726	19,726
Numerator for diluted loss per share	$(1,454,055)	$(1,654,595)	$(3,793,254)	$(1,996,500)

Denominator
Denominator for basic EPS - weighted-average shares	11,168,572	9,723,155	11,166,596	9,481,034
Effect of dilutive securities:
Convertible note payable at fair value	63,939	63,939	63,939	63,939
Denominator for diluted EPS - adjusted weighted-average shares	11,232,511	9,787,094	11,230,535	9,544,973

Basic loss per share	$(0.13)	$(0.17)	$(0.33)	$(0.20)
Diluted loss per share	$(0.13)	$(0.17)	$(0.34)	$(0.20)

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

The Company’s convertible note payable at fair value, the warrant and the Series C preferred stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three and six ended June 30, 2025 and 2024, the Company had a net loss and as such the two-class method is not presented.

For the three and six months ended June 30, 2025, potentially dilutive instruments including 6,257,833 shares and 5,747,879 shares, respectively, of common stock issuable upon conversion of convertible notes outstanding and 10,000 shares of common stock issuable upon exercise of the Series I Warrant were not included in the diluted loss per share as inclusion was considered to be antidilutive.

For the three and six months ended June 30, 2024, potentially dilutive instruments including 2,234,043 shares and 1,991,435 shares, respectively, of common stock upon conversion of convertible notes outstanding and 10,000 shares of common stock issuable upon exercise of the Series I Warrant were not included in the diluted loss per share as inclusion was considered to be antidilutive.

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

As of June 30, 2025 and December 31, 2024, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,633,976 and $1,503,805, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand.

The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $65,445 for the three months ended June 30, 2025 and 2024, and $130,171 and $130,890 for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company did not make cash interest payments in connection with the accrued compensation to the CEO.

On May 13, 2025, the Company entered into a one year consulting agreement (the “Consulting Agreement”) with Hilarie Bass, a director, with an effective date of January 1, 2025, pursuant to which Ms. Bass will provide commercial litigation advice and litigation consulting services to the Company. As compensation for these services the Company will pay Ms. Bass $100,000 payable in four quarterly installments of $25,000 each. The initial $25,000 payment was made on May 15, 2025, and a second $25,000 payment was made on July 10, 2025.

The Company entered into three DE New Notes with an entity wholly owned by its CEO and into three Mock Notes with its CEO’s brother. See Note 6 for further discussion.

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

Three months ended June 30, 2025
	EPM	CPD	Total
Segment revenue	$14,087,529	$—	$14,087,529
Significant expenses:
Segment direct costs	738,325	3,846	742,171
Segment payroll and benefits	9,900,740	401,552	10,302,292
Segment selling, general and administrative (1)	1,454,933	345,699	1,800,632
Segment legal and professional	514,408	71,824	586,232
Adjusted income (loss) from operations	$1,479,123	$(822,921)	$656,202

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	93,407
State and local tax payments	—	—	28,297
Depreciation and amortization	—	—	591,552
Loss from operations	$—	$—	$(57,054)

(1)	Excludes bad debt

Six months ended June 30, 2025
	EPM	CPD	Total
Segment revenue	$26,165,207	$92,033	$26,257,240
Significant expenses:
Segment direct costs	1,082,739	3,846	1,086,585
Segment payroll and benefits	19,799,621	807,364	20,606,985
Segment selling, general and administrative (1)	2,790,047	726,814	3,516,861
Segment legal and professional	952,770	147,886	1,100,656
Adjusted income (loss) from operations	$1,540,030	$(1,593,877)	$(53,847)

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	149,161
Acquisition cost	—	—	416,171
State and local tax payments			28,297
Depreciation and amortization	—	—	1,183,104
Loss from operations	$—	$—	$(1,830,580)

(1)	Excludes bad debt

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three months ended June 30, 2024
	EPM	CPD	Total
Segment revenue	$11,449,089	$—	$11,449,089
Significant expenses:
Segment direct costs	203,297	12,950	216,247
Segment payroll and benefits	8,709,231	485,787	9,195,018
Segment selling, general and administrative (1)	1,483,704	298,189	1,781,893
Segment legal and professional	388,874	157,304	546,178
Adjusted income (loss) from operations	$663,983	$(954,230)	$(290,247)

Reconciliation to consolidated income from operations

Bad debt expense	—	—	82,959
Depreciation and amortization	—	—	555,694
Impairment of goodwill	—	—	190,565
Loss from operations	$—	$—	$(1,119,465)

(1)	Excludes bad debt

Six months ended June 30, 2024
	EPM	CPD	Total
Segment revenue	$23,263,840	$3,421,141	$26,684,981
Significant expenses:
Segment direct costs	741,464	1,794,010	2,535,474
Segment payroll and benefits	17,616,592	1,152,677	18,769,269
Segment selling, general and administrative (1)	2,984,405	570,458	3,554,863
Segment legal and professional	794,138	399,821	1,193,959
Adjusted income (loss) from operations	$1,127,241	$(495,825)	$631,416

Reconciliation to consolidated income from operations

Bad debt expense	—	—	286,980
Depreciation and amortization	—	—	1,108,797
Impairment of goodwill	—	—	190,565
Loss from operations	$—	$—	$(954,926

(1)	Excludes bad debt

The CODM does not review assets on a segment basis. In connection with the acquisitions of its wholly owned subsidiaries, as of June 30, 2025 the Company had assigned $9,040,542 of intangible assets, net of accumulated amortization of $14,370,429, and goodwill of $21,507,944, net of impairments, to the EPM segment.

During the three and six months ended June 30, 2025 and 2024, there were no triggering events noted that would require the Company to reassess goodwill impairment outside of its regular annual impairment test.

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

Operating Leases	As of June 30, 2025	As of December 31, 2024
Assets
Right-of-use asset	$3,763,305	$4,606,431

Liabilities
Current
Lease liability	$1,874,303	$1,839,323

Noncurrent
Lease liability	$2,295,007	$3,247,291

Total operating lease liability	$4,169,310	$5,086,614

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Finance Lease	As of June 30, 2025	As of December 31, 2024
Assets
Right-of-use asset	$143,389	$132,566

Liabilities
Current
Lease liability	$95,441	$80,349

Noncurrent
Lease liability	$54,781	$58,742

Total finance lease liability	$150,222	$139,091

The tables below show the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three and six months ended June 30, 2025 and 2024 for operating and financing leases, respectively.

		Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	Classification	2025	2024	2025	2024
Operating lease costs	Selling, general and administrative expenses	$490,821	$681,523	$1,040,219	$1,356,192
Sublease income	Selling, general and administrative expenses	—	(105,732)	(12,665)	(211,083)
Net operating lease costs		$490,821	$575,791	$1,027,554	$1,145,109

Lease Payments

For the six months ended June 30, 2025 and 2024, the Company made payments in cash related to its operating leases in the amounts of $1,129,444 and $1,333,342, respectively.

Future minimum lease payments for leases for the remainder of 2025 and thereafter, were as follows:

Year	Operating Leases	Finance Leases
2025	$1,097,574	$54,313
2026	2,054,617	75,119
2027	918,827	26,663
2028	155,710	3,902
2029	159,255	—
Thereafter	355,538	—
Total lease payments	$4,741,521	$159,997
Less: Imputed interest	(572,211)	(9,775)
Present value of lease liabilities	$4,169,310	$150,222

As of June 30, 2025, the Company’s weighted average remaining lease term on its operating and finance leases is 3.96 years and 1.83 years, respectively, and the Company’s weighted average discount rate is 8.83% and 7.93% related to its operating and finance leases, respectively.

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

During the three months ended June 30, 2024, the Company recorded net revenues of $3,421,141 from the Amazon Agreement. On February 22, 2024, the Company received $777,905 from the Amazon Agreement upon delivery of the film by IMAX to Amazon Content Services LLC, the Company’s single performance obligation under the Amazon Agreement.

NOTE 14— COMMITMENTS AND CONTINGENCIES

Litigation

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against NSL Ventures (“NSL”) the Socialyte seller, and its principals alleging that the defendants breached the Socialyte Purchase Agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. On September 16, 2024, Defendants answered the Complaint with a general denial and affirmative defenses. On September 16, 2024, defendant NSL also filed a Cross-complaint against the Company and Social Midco, LLC, alleging a single cause of action for breach of contract. The Company and Social Midco answered the Cross-complaint on October 1, 2024. Trial has been scheduled by the Court for February 2026. Due to the early stage of the litigation, an estimate of any possible loss or range of loss cannot be made at this time. The Company is not aware of any other pending litigation as of the date of this report and, therefore, in the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any other pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

NOTE 15— SUBSEQUENT EVENTS

 On August 12, 2025, Dolphin Entertainment, Inc. (the “Company”), entered into a purchase agreement (the “2025 LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15,000,000 of shares (the “Purchase Shares”) of its common stock, par value $0.015 per share (the “Common Stock”) over the thirty-six (36) month term of the 2025 LP Purchase Agreement. Concurrently with entering into the 2025 LP Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2025 LP Purchase Agreement (the “2025 LP Registration Rights Agreement”).

Beginning one business day following the Commencement Date (as defined below) and thereafter, we may direct Lincoln Park, on any business day selected by the Company (the “Purchase Date”) to purchase up to 20,000 shares of Common Stock if the closing sale price is not below $0.10 (each, a “Regular Purchase”); provided that the share amount under a Regular Purchase may be increased to up to 25,000 shares, up to 50,000 shares, up to 75,000 or up to 100,000 shares if the closing sale price of the Common Stock is not below $1.50, $1.75, $2.00 or $2.50, respectively, on the business day on which we initiate the Regular Purchase. However, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. Each Regular Purchase is subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2025 LP Purchase Agreement. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 97% of the lesser of: (i) the lowest sale price of the Common Stock during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of the Common Stock during the ten (10) business days prior to the Purchase Date. The Company shall have the right to submit a Regular Purchase notice to the Investor as often as every business day. A Regular Purchase notice is delivered to the Investor after the market has closed (i.e. after 4:00 P.M. Eastern Time) so that the Purchase Price is always fixed and known at the time the Company elects to sell shares to Lincoln Park.
22

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition to Regular Purchases and provided that the Company has directed a Regular Purchase in full, the Company in its sole discretion may require Lincoln Park on each Purchase Date to purchase on the following business day (“Accelerated Purchase Date”) up to the lesser of (i) three (3) times the number of shares purchased pursuant to such Regular Purchase or (ii) 30% of the trading volume on the Accelerated Purchase Date (the “Accelerated Purchase”) at a purchase price equal to the lesser of 97% of (i) the closing sale price on the Accelerated Purchase Date, or (ii) the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”). The Company shall have the right in its sole discretion to set a minimum price threshold for each Accelerated Purchase in the notice provided with respect to such Accelerated Purchase and the Company may direct multiple Accelerated Purchases in a day provided that delivery of shares has been completed with respect to any prior Regular and Accelerated Purchases that Lincoln Park has purchased.

The Company may also direct Lincoln Park, on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the 2025 LP Purchase Agreement, to make additional purchases upon the same terms as an Accelerated Purchase, (an “Additional Accelerated Purchase”).

The purchase price of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases and the minimum closing sale price for a Regular Purchase will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price. The aggregate number of shares that the Company can sell to Lincoln Park under the 2025 LP Purchase Agreement may in no case exceed 2,346,371 shares (subject to adjustment as described above) of the Common Stock (which is equal to approximately 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the 2025 LP Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue shares above the Exchange Cap, in which the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the 2025 LP Purchase Agreement equals or exceeds $1.12 per share (subject to adjustment as described above) (which represents the lower of (A) the official closing price of the Common Stock on Nasdaq immediately preceding the signing of the 2025 LP Purchase Agreement and (B) the average official closing price of the Common Stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the 2025 LP Purchase Agreement); provided that at no time may Lincoln Park (together with its affiliates) beneficially own more than 4.99% of the Company’s issued and outstanding Common Stock.

On August 13, 2025 we issued 244,698 shares of Common Stock to Lincoln Park as an initial fee for its commitment to Purchase Shares of our Common Stock under the 2025 LP Purchase Agreement (the “Initial Commitment Shares”). We may issue up to 122,349 additional shares of Common Stock pro-rata in connection with the sale of Purchase Shares (the “Additional Commitment Shares, and together with the Initial Commitment Shares, the “Commitment Shares”).

 The 2025 LP Purchase Agreement contains customary representations, warranties, covenants, closing conditions, indemnification and termination provisions. Sales under the 2025 LP Purchase Agreement may commence only after certain conditions have been satisfied (the date on which all requisite conditions have been satisfied, the “Commencement Date”), which conditions include the filing of the Registration Statement (as defined below) covering the shares of Common Stock issued or sold by the Company to Lincoln Park under the 2025 LP Purchase Agreement.

 The 2025 LP Purchase Agreement may be terminated by the Company at any time after the Commencement Date, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the 2025 LP Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Common Stock. Although the Company has agreed to reimburse Lincoln Park for a limited portion of the fees it incurred in connection with the 2025 LP Purchase Agreement, the Company did not pay any additional amounts to reimburse or otherwise compensate Lincoln Park in connection with the transaction, other than the issuance of the Commitment Shares.

There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement involving a “variable rate transaction,” as such term is defined the 2025 LP Purchase Agreement, excluding an “at-the-market transaction,” through the 36-month anniversary of the date of the 2025 LP Purchase Agreement), rights of first refusal, participation rights, penalties or liquidated damages in the 2025 LP Purchase Agreement. The Company may deliver purchase notices under the 2025 LP Purchase Agreement, subject to market conditions, and in light of its capital needs, from time to time and under the limitations contained in the 2025 LP Purchase Agreement. Any proceeds that the Company receives under the 2025 LP Purchase Agreement are expected to be used for working capital and general corporate purposes.

 The Company agrees that it shall file with the Securities Exchange Commission (the “SEC”) within 20 business days of the date of the 2025 LP Purchase Agreement, a new Registration Statement on Form S-1 (the “Registration Statement”) covering the resale of Common Stock in accordance with the terms of the 2025 LP Registration Rights Agreement, and until the Registration Statement is declared effective, the Company shall not

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements and will recognize the income tax effects in the consolidated financial statements beginning in the period in which the OBBBA was signed into law.

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

Through our subsidiaries, 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), The Digital Dept, LLC (“The Digital Dept.”) formerly known as Socialyte LLC (“Socialyte”) and Be Social Public Relations LLC (“Be Social”) that merged effective January 1, 2024, Special Projects Media, LLC (“Special Projects”), Always Alpha Sports Management, LLC (“Always Alpha”) and Elle Communications, LLC (“Elle”) we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality, lifestyle and charitable industries. 42West (Film and Television, Gaming), Shore Fire (Music), The Door (Culinary, Hospitality, Lifestyle) and Elle (Impact, Philanthropy, Non-Profit) are each recognized global public relations (“PR”) and marketing leaders for the industries they serve. As a group, they were recognized as the #1 PR firm in the country in the prestigious Observer rankings earlier this year. The Digital Dept. provides influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Always Alpha is a talent management firm primarily focused on representing female athletes, broadcasters and coaches. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, Dolphin Films, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, direct costs, payroll and benefits, selling, general and administrative expenses, legal and professional expenses, other income/expense and net income. Other income/expense consists mainly of interest expense, interest income and non-cash changes in fair value of liabilities.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called the Blue Angels. IMAX and Dolphin each agreed to fund 50% of the production budget and we paid $2,250,000 related to production costs of The Blue Angels in connection with this agreement. IMAX entered into an acquisition agreement with Amazon Content Services LLC, (the “Amazon Agreement”) for the distribution rights of The Blue Angels and during the six months ended June 30, 2024, we recorded $3,421,141 of revenue related to the Amazon Agreement. The Blue Angels documentary motion picture was released in theatres on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024.

In February 2025, Dolphin Films partnered with Aircraft Productions of Toronto, Canada to produce a re-boot of the popular 1986 MGM hockey movie “Youngblood.” The film is expected to be completed and ready for a premiere at the Toronto Film Festival in September 2025.

Revenues

For the three months ended June 30, 2025 and 2024, we derived a majority of our revenues from our entertainment publicity and marketing segment. During the six months ended June 30, 2024, we generated income in our content production segment related to The Blue Angels documentary motion picture and during the six months ended June 30, 2025, we generated income in our content production segment related to sales of our motion picture Believe released in 2013.

The table below sets forth the percentage of total revenue derived from our segments for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues:
Entertainment publicity and marketing	100%	100%	99.6%	86.9%
Content production	—%	—%	0.4%	13.1%
Total revenue	100%	100%	100%	100%

Expenses

Our expenses consist primarily of:

(1)	Direct costs – include certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business. In the same period of the prior year, direct cost includes the amortization of film production costs related to The Blue Angels, using the individual film-forecast-computation method which amortizes film production costs in the same ratio as the current period actual revenue bears to estimated remaining unrecognized ultimate revenue.
(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.
(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.
(4)	Acquisition costs – includes agreed upon payment to the Special Projects sellers.
(5)	Impairment of goodwill – includes an impairment charge related to ceasing operations of Viewpoint in 2024.
(6)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.
(7)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other (Expense) Income

For the three months ended June 30, 2025 and 2024, other expense (income) consisted primarily of: (1) changes in fair value of convertible notes; (2) interest income; and (3) interest expense. For the three and six months ended June 30, 2025, other expense (income) also included loss of extinguishment of debt. For the six months ended June 30, 2024, other expense (income) also included the change in fair value of the outstanding warrants.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2025 as compared to three and six months ended June 30, 2024

Revenues

For the three and six months ended June 30, 2025 and 2024 revenues were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues:
Entertainment publicity and marketing	$14,087,529	$11,449,089	$26,165,207	$23,263,840
Content production	—	—	92,033	3,421,141
Total revenue	$14,087,529	$11,449,089	$26,257,240	$26,684,981

Revenues from entertainment publicity and marketing increased by approximately $2.6 million for the three months ended June 30, 2025, as compared to the same period in the prior year. The increase for the three months ended June 30, 2025, is primarily driven by the inclusion of approximately $0.9 million in revenues of Elle that were not present in 2024, an increase in revenues of approximately $0.8 million in The Digital Dept., an increase in revenues of approximately $0.6 million in Special Projects, and an increase of revenue of approximately $0.3 million in The Door, offset by a decrease in the revenues of Viewpoint that ceased operations during the three months ended June 30, 2024. Revenue from entertainment publicity and marketing increased by $2.9 million for the six months ended June 30, 2025, as compared to the same period in the prior year. The increase for the six months ended June 30, 2025, is primarily driven by the inclusion of $1.8 million in revenues of Elle that were not present in 2024, an increase of $1.5 million in The Digital Dept., and an increase in revenues of approximately $0.6 million in revenues of Special Projects, offset by a decrease in revenues of Viewpoint that ceased operations during the three months ended June 30, 2024.

Revenues from content production decreased by approximately $3.3 million during the six months ended June 30, 2025, compared to the same period in the prior year. The decrease was related to revenue from the Amazon Agreement for The Blue Angels documentary film that was released in 2024.

Expenses

For the three and six months ended June 30, 2025 and 2024, our expenses were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Expenses:
Direct costs	$742,171	$216,247	$1,086,585	$2,535,474
Payroll and benefits	10,302,292	9,195,018	20,606,985	18,769,269
Selling, general and administrative	1,922,336	1,864,852	3,694,319	3,841,843
Depreciation and amortization	591,552	555,694	1,183,104	1,108,797
Impairment of goodwill	—	190,565	—	190,565
Acquisition cost	—	—	416,171	—
Legal and professional	586,232	546,178	1,100,656	1,193,959
Total expenses	$14,144,583	$12,568,554	$28,087,820	$27,639,907

Direct costs increased by approximately $0.5 million in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase of direct costs is attributed to cost incurred of approximately $0.3 million for The Digital Dept. showrooms, during the three months ended June 30, 2025. Direct costs decreased by approximately $1.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease in direct costs for the six months ended June 30, 2025 is directly attributable to approximately $1.8 million of capitalized production costs being amortized for the production costs of The Blue Angels that was recorded during the six months ended June 30, 2024. The decrease was offset by an increase of direct cost of approximately $0.4 million for The Digital Dept. event. During the six months ended June 30, 2025, the Company did not amortize capitalized production costs related to The Blue Angels documentary film.

Payroll and benefits expenses increased by approximately $1.1 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to the inclusion of the Elle and Always Alpha payroll expenses of approximately $0.9 million in the three months ended June 30, 2025. Payroll and benefits increased by approximately $1.8 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the inclusion of the Elle and Always Alpha payroll expenses of approximately $1.9 million in the six months ended June 30, 2025.

Selling, general and administrative expenses increased by approximately $0.06 million, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to the inclusion of Elle and Always Alpha’s selling, general, and administrative expenses of $0.1 million that were not included in the same period of the prior year, and an increase of $0.03 million in travel expenses. The increase is offset by the decrease in office rent expense of $0.08 million from the expiration of two of our leases in December 2024. Selling, general and administrative expenses decreased by approximately $0.15 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease is mainly due to a decrease in office rent expense of $0.1 million from the expiration of two of our leases in December 2024.

Acquisition costs for the six months ended June 30, 2025 were approximately $0.4 million, related to an agreed upon payment to the Special Projects Sellers related to the working capital adjustment. There were no acquisition costs recorded for the three months ended June 30, 2025 and the three and six months ended June 30, 2024.

Impairment of goodwill was approximately $0.2 million for both the three and six months ended June 30, 2024 relating to the goodwill allocated to Viewpoint subsidiary, which ceased operations on June 30, 2024. Goodwill was not impaired for the three and six months ended June 30, 2025. Refer to Note 3 – Goodwill and Intangibles Assets in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional discussion on the impairment.

Depreciation and amortization increased by approximately $0.04 million and $0.07 million, for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. The increase in depreciation and amortization expense are related primarily to the amortization of Elle’s intangibles assets, such as the trade name and customers list, during the three and six months ended June 30, 2025, which were not present in the same period of the prior year.

Legal and professional fees increased by approximately $0.04 million for the three months ended June 30, 2025, as compared to same period of the prior year. The increase is primarily due to legal fees incurred in connection with employee related contracts. Legal and professional fees decreased by $0.1 million for the six months ended June 30, 2025 as compared to the same period in the prior year. The decrease is primarily due to a decrease in the usage of consultants for our financial reporting.

Other Expense (Income), net

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Other (expense) income, net:
Change in fair value of convertible notes	$50,000	$40,000	$70,000	$65,000
Change in fair value of warrants	—	—	—	5,000
Loss on extinguishment of debt	(835,324)	—	(835,324)	—
Interest income	11,205	731	17,279	6,600
Interest expense	(561,222)	(522,184)	(1,121,310)	(1,025,821)
Total other (expenses) income, net	$(1,335,341)	$(481,453)	$(1,869,355)	$(949,221)

Change in fair value of convertible notes – We elected the fair value option for one convertible note issued in 2020. The fair value of this convertible note is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three and six months ended June 30, 2025, we recorded a gain in the change in fair value of the convertible note issued in 2020 in the amount of $0.05 million and $0.07 million, respectively. For the three and six months ended June 30, 2024, we recorded a gain in fair value of the convertible note issued in 2020 in the amount of $0.04 million and $0.07 million, respectively. None of the decrease in the value of the convertible note was attributable to instrument specific credit risk and as such, all the gain or loss in the change in fair value was recorded within net loss.

Change in fair value of warrant – The warrant issued with the convertible note payable at fair value issued in 2020 was initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of the warrant liability recognized as other income or expense. The change in fair value of the 2020 warrant that was not exercised decreased minimally for the six months ended June 30, 2024. For the three and six months ended June 30, 2025 and the three months ended June 30, 2024, there was no change in fair value. The warrant expires on September 4, 2025.

Loss on extinguishment of debt – On May 12, 2025, we exchanged three nonconvertible promissory notes held by our CEO for three convertible promissory notes. We determined that the transaction should be accounted for as an extinguishment of debt and recorded a loss on the extinguishment of debt of $0.8 million for the difference between the carrying value of the nonconvertible notes payable and the fair value of the convertible notes payable on May 12, 2025.

Interest income – The increase of interest income was inconsequential for the three and six months ended June 30, 2025 as compared to same period of the prior year.

Interest expense – Interest expense increased by approximately $0.04 million and $0.1 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year. The increases were primarily due to the new convertible and nonconvertible notes entered into during the six months ended June 30, 2025 and the second term loan outstanding during 2025 as compared to the same period in the prior year.

Income Taxes

We recorded an income tax expense of approximately $0.02 million and $0.04 million for the three and six months ended June 30, 2025, respectively, and approximately $0.02 million and $0.05 million for the three and six months ended June 30, 2024, respectively, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

Net Loss

Net loss was approximately $1.4 million or $(0.13) per share based on 11,168,572 weighted average shares outstanding for basic loss per share and $1.5 million or $(0.13) per share based on 11,232,511 fully diluted loss per share, for the three months ended June 30, 2025. Net loss was approximately $1.62 million or $(0.17) per share based on 9,723,155 weighted average shares outstanding for basic loss per share and $1.65 million or $(0.17) fully diluted loss per share based on 9,787,094 weighted average shares for the three months ended June 30, 2024. The change in net loss for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, is related to the factors discussed above.

Net loss was approximately $3.7 million or $(0.33) per share based on 11,166,596 weighted average shares outstanding for basic loss per share and $3.8 million or $(0.34) per share based on 11,230,535 for fully diluted loss per share, for the six months ended June 30, 2025. Net loss was approximately $1.95 million or $(0.20) per share based on 9,481,034 weighted average shares outstanding for basic loss per share and was approximately $2.0 million or $(0.20) per share based on 9,544,973 for fully diluted loss per share for the six months ended June 30, 2024. The change in net loss for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30,
	2025	2024
Statement of Cash Flows Data:
Net cash used in operating activities	$(197,522)	$661,239
Net cash used in investing activities	(1,088)	(1,136,510)
Net cash provided by financing activities	692,128	2,761,515
Net increase in cash and cash equivalents and restricted cash	493,518	2,286,244

Cash and cash equivalents and restricted cash, beginning of period	9,128,846	7,560,691
Cash and cash equivalents and restricted cash, end of period	$9,622,364	$9,846,935

Operating Activities

Cash used in operating activities was approximately $0.2 million for the six months ended June 30, 2025, a change of approximately $0.9 million from cash provided by operating activities of approximately $0.7 million for six months ended June 30, 2024. The increase in cash used in operating activities was primarily a result of an approximately $2.1 million increase in net loss for the period, a decrease of approximately $1.5 million non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, loss on extinguishment of debt, amortization of capitalized production costs, and other non-cash losses, which was offset by an increase of approximately $2.5 million net change in working capital.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2025 was inconsequential. Cash flows used in investing activities for the six months ended June 30, 2024 were $1.13 million, mainly related to the issuance of notes receivable to Midnight Theatre, a prior joint venture.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2025 were approximately $0.7 million, which mainly related to:

Inflows:

•	$1.9 million of proceeds from convertible notes payable and;
•	$0.6 million of proceeds from nonconvertible notes payable.

Outflows:

•	$0.8 million of repayment of existing term loan
•	$0.4 million of repayment of revolving line of credit;
•	$0.5 million payment of the contingent consideration related to the Elle acquisition; and
•	$0.04 million of repayment of finance leases.

Cash flows provided by financing activities for the six months ended June 30, 2024 were approximately $2.8 million, which mainly related to:

Inflows:

•	$2.1 million of proceeds from related party loan; and
•	$1.2 million of proceeds from the Lincoln Park equity line of credit described below.

Outflows:

•	$0.5 million of repayment of existing term loan; and
•	$0.05 million of repayment of finance leases.

 Debt and Financing Arrangements

Total debt amounted to $23.5 million as of June 30, 2025, compared to $22.4 million as of December 31, 2024, an increase of $1.1 million, primarily related to an increase in convertible and nonconvertible promissory notes, offset by the repayment of the term loan.

Our debt obligations in the next twelve months from June 30, 2025 are approximately $5.6 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

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

During the three and six months ended June 30, 2025, we did not sell shares of common stock under the LP 2022 Purchase Agreement. During the three and six months ended June 30, 2024, the Company sold 300,000 and 475,000 shares of its common stock, respectively, at prices ranging between $2.14 and $3.06 and received proceeds of $690,100 and $1,185,300, respectively.

 Convertible Notes Payable

As of June 30, 2025, we had twenty-four convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with maturity dates ranging between the first anniversary and the sixth anniversary of their respective issuances.

The balance of each convertible notes payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Notes balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
1,500,000	90-day average closing market price of our common stock	$1.00
100,000	90-day average closing market price of our common stock	$1.01
100,000	30-day average closing market price of our common stock	$1.01
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
150,000	Fixed conversion price	$1.01
150,000	Fixed conversion price	$1.07
125,000	Fixed conversion price	$1.03
110,000	Fixed conversion price	$1.12
740,000	Fixed conversion price	$1.00
$7,000,000

We recorded interest expense related to these convertible notes payable of $165,251 and $127,750 during the three months ended June 30, 2025 and 2024, respectively, and $301,251 and $255,250, respectively, during the six months ended June 30, 2025 and 2024. In addition, the we made cash interest payments amounting to $286,212 and $255,250, respectively, during the three months ended June 30, 2025 and 2024, related to the convertible notes payable.

As of June 30, 2025 and December 31, 2024, the principal balance of the convertible notes payable of $6.5 million and $5.1 million was recorded in noncurrent liabilities under the caption “Convertible notes payable” and $0.5 million was recorded in current liabilities under the same caption as of June 30, 2025 on our condensed consolidated balance sheets.

Subsequent to June 30, 2025, we issued three convertible notes payable and received proceeds of $450,000. The convertible promissory notes bear interest of 10% per annum. One note matures three years from its issuance date and the other two notes mature four years from their issuance date. On July 7, 2025 and July 23, 2025, a holder of a convertible note payable that had been issued in 2022 with a principal balance of $500,000 converted the convertible note payable into an aggregate of 463,861 shares of our common stock. On July 23, 2025, another holder of a convertible notes payable issued on January 16, 2025 with a principal balance of $100,000 converted the convertible note payable into 91,744 shares of our common stock.

Convertible Note Payable at Fair Value

We had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of June 30, 2025 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

We had a balance of $250,000 and $320,000 in noncurrent liabilities as of June 30, 2025, and December 31, 2024, respectively, on our condensed consolidated balance sheets related to the convertible promissory note payable measured at fair value.

We recorded a gain in fair value of $50,000 and $40,000 for the three months ended June 30, 2025 and 2024, respectively, and a gain of $70,000 and $65,000 for the six months ended June 30, 2025 and 2024 on our condensed consolidated statements of operations related to this convertible promissory note payable at fair value.

We recorded interest expense related to this convertible note payable at fair value of $9,863 for each of the three months ended June 30, 2025 and 2024, and $19,726 for both the six months ended June 30, 2025 and 2024. In addition, we made cash interest payments amounting to $19,726 for both the three months ended June 30, 2025 and 2024, related to the convertible promissory note at fair value.

Nonconvertible Promissory Notes

During the six months ended June 30, 2025, we issued two unsecured nonconvertible promissory notes and received proceeds of $550,000. As of June 30, 2025, we had seven outstanding unsecured nonconvertible promissory notes in the aggregate amount of $4,430,000, which bear interest at a rate of 10% per annum and mature between November 2025 and June 2029.

As of June 30, 2025 and December 31, 2024, we had a balance of $350,000 and $750,000, respectively, recorded as current liabilities and $4,080,000 and $3,130,000, respectively, in noncurrent liabilities on our condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

We recorded interest expense related to these nonconvertible promissory notes of $104,667 and $97,000 for the three months ended June 30, 2025 and 2024, respectively, and $203,750 and $194,000 for the six months ended June 30, 2025 and 2024, respectively. We made interest payments of $200,250 and $194,000 during the six months ended June 30, 2025 and 2024, respectively, related to the unsecured nonconvertible promissory notes.

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

The Socialyte Purchase Agreement allows us to offset a working capital deficit against the Socialyte Promissory Note. As such, we deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte. We filed a lawsuit against the seller of Socialyte and certain of its principals related to the Socialyte Purchase Agreement. See Note 14 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended June 30, 2025 and 2024, and $60,000 for the six months ended June 30, 2025 and 2024. No interest payments were made during the six months ended June 30, 2025 and 2024, related to the Socialyte Promissory Note.

Promissory Notes from Related Parties

Dolphin Entertainment, LLC Notes

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

On May 12, 2025, we entered into an exchange agreement (the “Exchange Agreement”) with DE LLC, pursuant to which, we and DE LLC agreed to exchange the three nonconvertible promissory notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “DE New Notes”) in the same principal amounts. As consideration for the exchange, we and DE LLC agreed to extend the maturity dates on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The DE New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the DE New Notes and any accrued interest thereon at any time before the maturity date of the DE New Notes into our common stock. The conversion price of each of the DE New Notes is $1.00 per share. We accounted for this exchange as an extinguishment of debt and recorded the difference between the carrying value of DE LLC Notes and the fair value of the DE New Notes of $0.8 million as a loss from extinguishment of debt in our condensed consolidated statement of operations for the three and six months ended June 30, 2025.

As of June 30, 2025 we had an aggregate principal balance of $3,078,197 related to the DE New Notes under the caption convertible note payable – related party in our condensed consolidated balance sheets. As of December 31, 2024, we had an aggregate balance of $2,242,873 related to DE LLC notes under the caption with loans from related party. During the six months ended June 30, 2025, we did not repay any principal balance or make interest payments on the DE LLC Notes. During the six months ended June 30, 2024, we made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

We recorded interest expense of $55,918 and $45,593 for the three months ended June 30, 2025 and 2024, respectively, and $99,938 and $73,214 for the six months ended June 30, 2025 and 2024, respectively, related to the DE LLC Notes. As of June 30, 2025 and December 31, 2024, we had a balance in accrued interest – related parties of $374,989 and $263,767, respectively, on our condensed consolidated balance sheets related to the DE LLC Notes.

 Mock Notes

During 2024, we issued three nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029, May 28, 2029 and December 30, 2029, respectively.

As of both June 30, 2025 and December 31, 2024, we had a principal balance of $983,112 related to the Mock Notes under the caption loans from related party in our condensed consolidated balance sheets. For the six months ended June 30, 2025 and 2024, we did not repay any principal balance or make interest payments on the Mock Notes.

We recorded interest expense of $24,578 and $23,167 for the three months ended June 30, 2025 and 2024, respectively, and $49,156 and $41,667 for the six months ended June 30, 2025 and 2024, respectively, related to the DE New Notes and Mock Notes. As of June 30, 2025 and December 31, 2024, we had a balance in accrued interest – related parties of $139,573 and $90,417, respectively, on our condensed consolidated balance sheets related to the Mock Notes.

BankUnited Loan Agreement

On September 29, 2023, we entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”) in which an existing term loan with BankProv was repaid (the “Refinancing Transaction”). The BankUnited Loan Agreement includes: (i) $5,800,000 secured term loan (“First BKU Term Loan”), (ii) and $750,000 of a secured revolving line of credit (“BKU Line of Credit”) and (iii) $400,000 Commercial Card (“BKU Commercial Card”). The First BKU Term Loan carries a 1.0% origination fee and matures in September 2028, the BKU Line of Credit carries an initial origination fee of 0.5% and a 0.25% fee on each annual anniversary and matures in September 2026; the BKU Commercial Card does not have any initial or annual fee and matures in September 2026. The BKU Term Loan has a declining prepayment penalty equal to 5% in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five of the outstanding balance. The BKU Line of Credit and BKU Commercial Card can be repaid without any prepayment penalty.

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

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the six months ended June 30, 2025 and the year ended December 31, 2024, we did not use the BKU Commercial Card. During each the three months ended June 30, 2025 and 2024, we made payments in the amount of $354,621, inclusive of $87,197 and $108,437, respectively, of interest related to the First BKU Term Loan, respectively. During each of the six months ended June 30, 2025 and 2024, we made payments in the amount of $709,241, inclusive of $177,919 and $220,737 related to the First BKU Term Loan, respectively. During the three and six months ended June 30, 2025, we made payments in amount of $185,995 and $371,991, inclusive of $32,949 and $67,937, respectively, of interest related to the Second BKU Term Loan. During the three and six months ended June 30, 2024, there were no payments made in connection with the Second BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the three months ended June 30, 2025 and 2024, we recorded interest expense and made payments of $7,667 and $8,689, respectively, and $15,214 and $17,283 for the six months ended June 30, 2025 and 2024, respectively, related to the BKU Line of Credit.

As of June 30, 2025, we had a balance of $1,742,720 classified as current liabilities and $3,898,604 classified as noncurrent liabilities, net of $88,347 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2024, we had a balance of $1,686,018 classified as current liabilities and $4,782,271 classified as noncurrent liabilities, net of $96,759 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan.  During the three months ended June 30, 2025, we repaid $400,000 of the line of credit for a period of 30-days in compliance with the covenants of the line of credit. As of June 30, 2025 and December 31, 2024, we had a balance of $0 and $400,000, respectively, of principal outstanding under the BKU Line of Credit. Subsequent to June 30, 2025, we drew $400,000 on the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $7,012 and $4,206 for the three months ended June 30, 2025 and 2024, respectively, and 14,024 and $8,411 for the six months ended June 30, 2025 and 2024, respectively.

The BankUnited Credit Facility contains financial covenants tested semi-annually, on June 30th and December 31st, on a trailing twelve-month basis that require us to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires us to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000. As of June 30, 2025, we believe that we are in compliance with all of the debt covenants.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, as amended, which have not been remediated as of the date of the filing of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the quarter ended June 30, 2025.

 The following information is included in this Item 5 in lieu of filing a Form 8-K:

Item 1.01 Entry into a Material Definitive Agreement

 On August 12, 2025, Dolphin Entertainment, Inc. (the “Company”), entered into a purchase agreement (the “2025 LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15,000,000 of shares (the “Purchase Shares”) of its common stock, par value $0.015 per share (the “Common Stock”) over the thirty-six (36) month term of the 2025 LP Purchase Agreement. Concurrently with entering into the 2025 LP Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2025 LP Purchase Agreement (the “2025 LP Registration Rights Agreement”).

Beginning one business day following the Commencement Date (as defined below) and thereafter, we may direct Lincoln Park, on any business day selected by the Company (the “Purchase Date”) to purchase up to 20,000 shares of Common Stock if the closing sale price is not below $0.10 (each, a “Regular Purchase”); provided that the share amount under a Regular Purchase may be increased to up to 25,000 shares, up to 50,000 shares, up to 75,000 or up to 100,000 shares if the closing sale price of the Common Stock is not below $1.50, $1.75, $2.00 or $2.50, respectively, on the business day on which we initiate the Regular Purchase. However, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. Each Regular Purchase is subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2025 LP Purchase Agreement. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 97% of the lesser of: (i) the lowest sale price of the Common Stock during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of the Common Stock during the ten (10) business days prior to the Purchase Date. The Company shall have the right to submit a Regular Purchase notice to the Investor as often as every business day. A Regular Purchase notice is delivered to the Investor after the market has closed (i.e. after 4:00 P.M. Eastern Time) so that the Purchase Price is always fixed and known at the time the Company elects to sell shares to Lincoln Park.

In addition to Regular Purchases and provided that the Company has directed a Regular Purchase in full, the Company in its sole discretion may require Lincoln Park on each Purchase Date to purchase on the following business day (“Accelerated Purchase Date”) up to the lesser of (i) three (3) times the number of shares purchased pursuant to such Regular Purchase or (ii) 30% of the trading volume on the Accelerated Purchase Date (the “Accelerated Purchase”) at a purchase price equal to the lesser of 97% of (i) the closing sale price on the Accelerated Purchase Date, or (ii) the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”). The Company shall have the right in its sole discretion to set a minimum price threshold for each Accelerated Purchase in the notice provided with respect to such Accelerated Purchase and the Company may direct multiple Accelerated Purchases in a day provided that delivery of shares has been completed with respect to any prior Regular and Accelerated Purchases that Lincoln Park has purchased.

The Company may also direct Lincoln Park, on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the 2025 LP Purchase Agreement, to make additional purchases upon the same terms as an Accelerated Purchase, (an “Additional Accelerated Purchase”).

The purchase price of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases and the minimum closing sale price for a Regular Purchase will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price. The aggregate number of shares that the Company can sell to Lincoln Park under the 2025 LP Purchase Agreement may in no case exceed 2,346,371 shares (subject to adjustment as described above) of the Common Stock (which is equal to approximately 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the 2025 LP Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue shares above the Exchange Cap, in which the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the 2025 LP Purchase Agreement equals or exceeds $1.12 per share (subject to adjustment as described above) (which represents the lower of (A) the official closing price of the Common Stock on Nasdaq immediately preceding the signing of the 2025 LP Purchase Agreement and (B) the average official closing price of the Common Stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the 2025 LP Purchase Agreement); provided that at no time may Lincoln Park (together with its affiliates) beneficially own more than 4.99% of the Company’s issued and outstanding Common Stock.

On August 13, 2025 we issued 244,698 shares of Common Stock to Lincoln Park as an initial fee for its commitment to Purchase Shares of our Common Stock under the 2025 LP Purchase Agreement (the “Initial Commitment Shares”). We may issue up to 122,349 additional shares of Common Stock pro-rata in connection with the sale of Purchase Shares (the “Additional Commitment Shares, and together with the Initial Commitment Shares, the “Commitment Shares”).

 The 2025 LP Purchase Agreement contains customary representations, warranties, covenants, closing conditions, indemnification and termination provisions. Sales under the 2025 LP Purchase Agreement may commence only after certain conditions have been satisfied (the date on which all requisite conditions have been satisfied, the “Commencement Date”), which conditions include the filing of the Registration Statement (as defined below) covering the shares of Common Stock issued or sold by the Company to Lincoln Park under the 2025 LP Purchase Agreement.

The 2025 LP Purchase Agreement may be terminated by the Company at any time after the Commencement Date, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the 2025 LP Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Common Stock. Although the Company has agreed to reimburse Lincoln Park for a limited portion of the fees it incurred in connection with the 2025 LP Purchase Agreement, the Company did not pay any additional amounts to reimburse or otherwise compensate Lincoln Park in connection with the transaction, other than the issuance of the Commitment Shares.

There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement involving a “variable rate transaction,” as such term is defined the 2025 LP Purchase Agreement, excluding an “at-the-market transaction,” through the 36-month anniversary of the date of the 2025 LP Purchase Agreement), rights of first refusal, participation rights, penalties or liquidated damages in the 2025 LP Purchase Agreement. The Company may deliver purchase notices under the 2025 LP Purchase Agreement, subject to market conditions, and in light of its capital needs, from time to time and under the limitations contained in the 2025 LP Purchase Agreement. Any proceeds that the Company receives under the 2025 LP Purchase Agreement are expected to be used for working capital and general corporate purposes.

 The Company agrees that it shall file with the Securities Exchange Commission (the “SEC”) within 20 business days of the date of the 2025 LP Purchase Agreement, a new Registration Statement on Form S-1 (the “Registration Statement”) covering the resale of Common Stock in accordance with the terms of the 2025 LP Registration Rights Agreement, and until the Registration Statement is declared effective, the Company shall not file any other registration statement with the SEC under the Securities Act.

 The foregoing is a summary description of certain terms of the 2025 LP Purchase Agreement and the 2025 LP Registration Rights Agreement and, by its nature, is incomplete. Copies of the 2025 LP Purchase Agreement and the 2025 LP Registration Rights Agreement are filed as Exhibits 10.3 and 4.2 attached hereto. The foregoing descriptions of the 2025 LP Purchase Agreement and the 2025 LP Registration Rights Agreement are qualified in their entirety by reference to such exhibits. The 2025 LP Purchase Agreement and 2025 LP Registration Rights Agreement contain customary representations and warranties, covenants and indemnification provisions that the parties made to, and solely for the benefit of, each other in the context of all of the terms and conditions of such agreements and in the context of the specific relationship between the parties thereto. The provisions of the 2025 LP Purchase Agreement and the 2025 LP Registration Rights Agreement, including any representations and warranties contained therein, are not for the benefit of any party other than the parties thereto and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties thereto. Rather, investors and the public should look to other disclosures contained in the Company’s annual, quarterly and current reports it may file with the SEC.

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

Item 3.02 Unregistered Sales of Equity Securities.

Between May 30, 2025 and July 28, 2025, the Company entered into five subscription agreements (the “Subscription Agreements”) with investors for five convertible promissory notes (each a “Notes”) in the aggregate principal amount of $660,000 and received cash proceeds of $660,000. The Notes bear interest at a rate of 10% per annum. Four of the Notes, with an aggregate principal amount of $560,000, mature four years from their respective issuance dates and one of the Notes with an aggregate principal amount of $100,000 matures three years from its issuance date. The noteholders may convert the principal balance of the Notes and any accrued interest thereon at any time before the maturity date of the Notes into common stock of the Company (“Common Stock”). The conversion price of a $100,000 Note is $1.07 per share, the conversion price of a $100,000 Note is $1.12 per share, the conversion price of a $100,000 Note is $1.06 per share, the conversion price of a $100,000 Note is $1.25 per share and the conversion price of a $250,000 Note is $1.28 per share. The conversion prices for these Notes were either above or the closing price of the Common Stock on the Nasdaq Stock Market on the respective dates of those Notes.

The foregoing description of the terms of the Subscription Agreements, the Notes, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the form of Subscription Agreement and the form of Note, which are included as Exhibits 4.1 and 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2023 and are incorporated herein by reference.

The issuance and sale of the Notes, and any shares of common stock to be issued upon conversion thereof will be issued, by the Company in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 13, 2025 (File No. 001-38331))
3.2	Bylaws of Dolphin Digital Media, Inc. dated as of December 3, 2014 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on December 9, 2014 (File No. 000-560621))
4.1	Form of Dolphin Entertainment LLC Convertible Note (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on May 13, 2025 (File No. 001-38331))
4.2*	Lincoln Park Registration Rights Agreement dated August 12, 2025 (filed herewith)
10.1	Bass Consulting Agreement dated May 13, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 13, 2025 (File No. 001-38331))
10.2	Dolphin Entertainment LLC Note Exchange Agreement Dolphin Entertainment LLC Note Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 13, 2025 (File No. 001-38331))
10.3*	Lincoln Park Purchase Agreement dated August 12, 2025 (filed herewith)
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.SCH*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 14, 2025.

Dolphin Entertainment, Inc.

By:	/s/Willaim O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

