Form 10-Q
period 2025-09-30
Dolphin Entertainment, Inc.
filed 2025-11-12
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of common stock outstanding was 12,122,422 as of November 10, 2025.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current
Cash and cash equivalents	$7,832,402	$8,203,842
Restricted cash	925,004	925,004
Accounts receivable:
Trade, net of allowance of $326,979 and $1,327,808, respectively	8,490,035	5,113,157
Other receivables	6,238,120	5,451,697
Other current assets	993,453	373,399
Total current assets	24,479,014	20,067,099

Capitalized production costs, net	640,216	594,763
Employee receivable	1,148,085	1,007,418
Right-of-use asset	3,465,591	4,738,997
Goodwill	21,507,944	21,507,944
Intangible assets, net	8,466,300	10,189,026
Property, equipment and leasehold improvements, net	65,360	114,011
Other long-term assets	189,298	218,021
Total Assets	$59,961,808	$58,437,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2025	December 31, 2024
LIABILITIES
Current
Accounts payable	$2,797,753	$2,344,272
Term loan, current portion	1,778,083	1,686,018
Notes payable, current portion	3,350,000	3,750,000
Convertible note payable, current portion	500,000	—
Revolving line of credit	400,000	400,000
Accrued interest – related parties	2,095,812	1,857,986
Accrued compensation – related party	2,625,000	2,625,000
Lease liability, current portion	2,042,738	1,919,672
Deferred revenue	1,811,631	341,153
Contingent consideration	—	486,000
Other current liabilities	12,471,309	11,104,036
Total current liabilities	29,872,326	26,514,137

Term loan, noncurrent portion	3,446,960	4,782,271
Notes payable	4,330,000	3,130,000
Convertible notes payable	7,250,000	5,100,000
Convertible note payable at fair value	300,000	320,000
Convertible notes payable – related party	3,062,823	—
Loans from related party	983,112	3,225,985
Lease liability	1,848,732	3,306,033
Deferred tax liability	437,592	394,547
Other noncurrent liabilities	—	18,915
Total Liabilities	51,531,545	46,791,888

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 11,982,422 and 11,162,026 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	179,736	166,688
Additional paid-in capital	158,572,430	157,692,132
Accumulated deficit	(150,322,903)	(146,214,429)
Total Stockholders’ Equity	8,430,263	11,645,391
Total Liabilities and Stockholders’ Equity	$59,961,808	$58,437,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$14,796,309	$12,682,437	$41,053,549	$39,367,418

Expenses:
Direct costs	643,931	254,574	1,730,516	2,790,043
Payroll and benefits	10,397,559	9,575,596	31,004,544	28,344,865
Selling, general and administrative	2,041,440	1,838,765	5,735,759	5,665,365
Depreciation and amortization	589,388	636,782	1,772,492	1,745,579
Impairment of goodwill	—	6,480,992	—	6,671,557
Impairment of notes receivables	—	1,270,000	—	1,270,000
Acquisition costs	—	148,798	416,171	164,044
Legal and professional	815,695	631,629	1,916,351	1,825,588
Total expenses	14,488,013	20,837,136	42,575,833	48,477,041

Income (loss) from operations	308,296	(8,154,699)	(1,522,284)	(9,109,623)

Other (expenses) income, net:
Change in fair value of convertible note	(50,000)	(10,000)	20,000	55,000
Change in fair value of warrants	—	—	—	5,000
Loss on extinguishment of debt	—	—	(835,324)	—
Interest income	4,164	3,391	21,443	9,991
Interest expense	(627,954)	(533,454)	(1,749,264)	(1,559,276)
Total other (expenses) income, net	(673,790)	(540,063)	(2,543,145)	(1,489,285)

Loss before income taxes	(365,494)	(8,694,762)	(4,065,429)	(10,598,908)

Income tax benefit (expense)	—	2,373	(43,045)	(44,706)

Net loss	$(365,494)	$(8,692,389)	$(4,108,474)	$(10,643,614)

Loss per share:
Basic	$(0.03)	$(0.80)	$(0.36)	$(1.07)
Diluted	$(0.03)	$(0.80)	$(0.36)	$(1.07)

Weighted average number of shares outstanding:
Basic	11,770,195	10,930,286	11,370,007	9,964,607
Diluted	11,770,195	10,930,286	11,370,007	9,964,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,108,474)	$(10,643,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,772,492	1,745,579
Share-based compensation	11,943	323,948
Share-based consulting fees	—	36,769
Amortization of capitalized production costs	—	1,781,810
Impairment of goodwill	—	6,671,557
Impairment of notes receivable	—	1,270,000
Allowance for credit losses	264,583	301,030
Change in fair value of warrants	—	(5,000)
Change in fair value of convertible notes	(20,000)	(55,000)
Loss on extinguishment of debt	835,324	—
Deferred income tax expense, net	43,045	15,446
Debt origination costs amortization	21,035	12,617
Amortization of loan premium	(15,374)	—
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(4,402,884)	821,042
Other current assets	(363,651)	131,763
Capitalized production costs	(45,454)	(55,464)
Other long-term assets and employee receivable	(111,942)	(164,583)
Deferred revenue	1,470,478	(706,219)
Accounts payable	1,212,222	(5,340,875)
Accrued interest – related parties	237,826	192,906
Other current liabilities	608,533	2,711,309
Other noncurrent liabilities	(18,915)	—
Lease liability, operating leases	(60,931)	(121,144)
Lease liability, finance leases	65,961	68,070
Net cash used in operating activities	(2,604,183)	(1,008,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,117)	(1,510)
Issuance of notes receivable	—	(1,380,000)
Proceeds from notes receivable repayment	—	110,000
Acquisition of Elle Communications, LLC, net cash acquired	—	(1,186,777)
Net cash used in investing activities	(1,117)	(2,458,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	3,250,000	—
Proceeds from notes payable	800,000	—
Proceeds from related party loan	—	2,110,000
Proceeds from equity line of credit agreement	—	1,185,300
Repayment of term loan	(1,264,280)	(739,847)
Proceeds from revolving line of credit	400,000	400,000
Repayment of revolving line of credit	(400,000)	(400,000)
Payment of contingent consideration	(486,000)	—
Principal payments on finance leases	(65,860)	(64,917)
Net cash provided by financing activities	2,233,860	2,490,536

Net decrease in cash and cash equivalents and restricted cash	(371,440)	(975,804)
Cash and cash equivalents and restricted cash, beginning of period	9,128,846	7,560,691
Cash and cash equivalents and restricted cash, end of period	$8,757,406	$6,584,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$1,374,901	$903,339
Lease liabilities arising from obtaining right-of-use assets	$73,577	$76,321

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOWS INFORMATION:
Issuance of shares of common stock related to the Elle Communications LLC acquisitions	$—	$1,768,792
Settlement of Special Projects working capital adjustment in shares of common stock	$—	$886,077
Settlement of Special Projects working capital adjustment in shares of common stock	$—	$436,000
Issuance of shares of common stock related to the conversion of convertible notes payable	$600,000	$—
Issuance of shares of common stock related to the Lincoln Park Capital Fund LLC agreement	$281,403	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	As of Nine Months Ended September 30,
	2025	2024

Cash and cash equivalents	$7,832,402	$5,659,883
Restricted cash	925,004	925,004
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$8,757,406	$6,854,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and nine months ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2024	50,000	$1,000	11,162,026	$166,688	$157,692,132	$(146,214,429)	$11,645,391
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(2,329,062)	(2,329,062)
Issuance of shares related to restricted stock units	—	—	6,093	91	(91)	—	—
Balance March 31, 2025	50,000	$1,000	11,168,119	$166,779	$157,692,041	$(148,543,491)	$9,316,329
Net loss for the three months ended June 30, 2025	—	—	—	—	—	(1,413,918)	(1,413,918)
Issuance of shares related to restricted stock units	—	—	1,330	20	(20)	—	—
Rounding related to reverse stock split	—	—	—	743	(743)	—	—
Balance June 30, 2025	50,000	$1,000	11,169,449	$167,542	$157,691,278	$(149,957,409)	$7,902,411
Net loss for the three months ended September 30, 2025	—	—	—	—	—	(365,494)	(365,494)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	244,698	3,670	277,733	—	281,403
Conversion of convertible notes payable	—	—	555,605	8,334	591,666	—	600,000
Equity based compensation	—	—	12,670	190	11,753	—	11,943
Balance September 30, 2025	50,000	$1,000	11,982,422	$179,736	$158,572,430	$(150,322,903)	$8,430,263

For the three and nine months ended September 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	50,000	$1,000	9,109,766	$136,646	$153,430,403	$(133,611,204)	$19,956,845
Net loss for the three months ended March 31, 2024	—	—	—	—	—	(326,767)	(326,767)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	175,000	2,625	492,575	—	495,200
Share-based compensation	—	—	—	—	4,884	—	4,884
Issuance of shares related to employment agreements	—	—	34,961	524	100,353	—	100,877
Issuance of shares related to services received	—	—	12,500	188	36,581	—	36,769
Balance March 31, 2024	50,000	$1,000	9,332,227	$139,983	$154,064,796	$(133,937,971)	$20,267,808
Net loss for the three months ended June 30, 2024	—	—	—	—	—	(1,624,458)	(1,624,458)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	300,000	4,500	685,600	—	690,100
Shared-based compensation	—	—	1,548	23	4,615	—	4,638
Issuance of shares related to Special Projects acquisition	—	—	357,289	5,360	880,717	—	886,077
Issuance of shares related to GlowLab Collective LLC	—	—	14,552	218	(218)	—	—
Issuance of shares related to employment agreements	—	—	92,592	1,389	202,416	—	203,805
Balance June 30, 2024	50,000	$1,000	10,098,208	$151,473	$155,837,926	$(135,562,429)	$20,427,970
Net loss for the three months ended September 30, 2024	—	—	—	—	—	(8,692,389)	(8,692,389)
Shared-based compensation	—	—	1,421	21	3,704	—	3,725
Issuance of shares related to Elle Communications, LLC acquisition	—	—	961,300	14,420	1,754,372	—	1,768,792
Issuance of shares related to employment agreements	—	—	51,563	773	92,198	—	92,971
Balance September 30, 2024	50,000	$1,000	11,112,492	$166,687	$157,688,200	$(144,254,818)	$13,601,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

 DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and production company. Through its subsidiaries 42West LLC (“42West”), The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), The Digital Dept., LLC (“The Digital Dept.”), Special Projects Media, LLC (“Special Projects”), Always Alpha Sports Management, LLC (“Always Alpha”) and Elle Communications, LLC (“Elle”), the Company provides expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality lifestyle and charitable industries.

42West (Film and Television, Gaming), Shore Fire (Music), The Door (Culinary, Hospitality, Lifestyle) and Elle (Impact, Philanthropy, Non-Profit) are each recognized global public relations (“PR”) and marketing leaders for the industries they serve. The Digital Dept., and Always Alpha, provide influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Always Alpha is a talent management firm primarily focused on representing female athletes, broadcasters and coaches. The Digital Dept. is a talent management firm primarily focused on social media influencers in beauty, fashion, lifestyle and dermatology. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the three and nine months ended September 30, 2025. We will continue to evaluate the impact of these provisions on our future consolidated financial statements.

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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, and its results of operations and cash flows for the nine months ended September 30, 2025 and 2024. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In June 2022, the Company entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC (the “Amazon Agreement”) for the distribution rights of The Blue Angels. During the nine months ended September 30, 2024, we recorded net revenues of $3,421,141 from the Amazon Agreement upon delivery of the film to Amazon Content Services LLC, our single performance obligation. Under this arrangement, we acted in the capacity of an agent. During the nine months ended September 30, 2025, the Company recognized $92,033 of revenue in its CPD segment related to sales of its motion picture, Believe, released in 2013.

The revenues recorded by the EPM and CPD segments are detailed below:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2025	2024	2025	2024

Entertainment publicity and marketing	$14,796,309	$12,682,437	$40,961,516	$35,946,277
Content production	—	—	92,033	3,421,141
Total Revenues	$14,796,309	$12,682,437	$41,053,549	$39,367,418

Contract Balances

The opening and closing balances of our contract asset and liability balances from contracts with customers as of September 30, 2025 and December 31, 2024 were as follows:

	Accounts Receivable	Other Receivables	Contract Assets	Contract Liabilities

Balance at December 31, 2024	$5,113,157	$5,451,697	$—	$341,153
Balance at September 30, 2025	8,490,035	6,238,120	188,804	1,811,631

Contract assets are recorded when revenue is earned but not yet billed from customers for public relations, which are included in other current assets in the condensed consolidated balance sheets as of September 30, 2025. The contract assets are short term and are expected to be billed at the end of fiscal year, December 31, 2025.

Contract liabilities are recorded when the Company receives advance payments from customers for public relations projects. Advance payments received are generally for short duration and are recognized once the performance obligation of the contract is met and are recognized as revenue once the work is performed or the projects are delivered to the customer.

Revenues for the three and nine months ended September 30, 2025 and 2024 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Amounts included in the beginning of year contract liability balance	$—	$86,167	$341,153	$1,280,985

 The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

 NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2025, the Company had a balance of $21,507,944 of goodwill on its condensed consolidated balance sheet resulting from its acquisitions of 42West, The Door, Special Projects, Shore Fire and Elle. All the Company’s goodwill is related to the entertainment, publicity and marketing segment.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. There were no triggering events noted during the three and nine months ended September 30, 2025, that would require the Company to reassess goodwill for impairment outside its annual impairment test. During the three months ended September 30, 2024, the Company’s stock price declined and this, in combination with recurring net losses, resulted in the Company’s market capitalization being than the Company’s book value. The Company considered this to be a triggering event, and therefore performed a quantitative analysis of the fair value of goodwill as of August 31, 2024. As a result of this quantitative analysis, during the third quarter of 2024, the Company recorded an impairment of goodwill amounting to $6,480,992, which is included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.  During the nine months ended September 30, 2024, the Company determined to close the Viewpoint subsidiary, and therefore the Company impaired goodwill for $190,565, which is the balance of goodwill attributable to Viewpoint as of September 30, 2024 immediately prior to the decision to shut down. This impairment is included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

Intangible Assets

Finite-lived intangible assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$17,592,387	$10,561,835	$7,030,552	$17,592,387	$9,236,609	$8,355,778
Trademarks and trade names	5,128,583	3,692,835	1,435,748	5,128,583	3,295,335	1,833,248
Non-compete agreements	690,000	690,000	—	690,000	690,000	—
	$23,410,970	$14,944,670	$8,466,300	$23,410,970	$13,221,944	$10,189,026

Amortization expense associated with the Company’s intangible assets was $574,242 and $619,472 for the three months ended September 30, 2025 and 2024, respectively, and $1,722,726 and $1,681,166 for the nine months ended September 30, 2025 and 2024, respectively.

Amortization expense related to intangible assets for the remainder of 2025 and thereafter is as follows:

2025	$567,693
2026	2,091,505
2027	1,406,262
2028	1,064,106
2029	906,886
Thereafter	2,429,848
$8,466,300

 NOTE 4 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued funding under Max Steel production agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	136,280	369,347
Accrued commissions	981,456	1,285,751
Accrued bonuses	1,028,546	1,207,829
Talent liability	6,130,512	5,595,816
Accumulated customer deposits	2,145,417	937,766
Other	1,429,098	1,087,527
Other current liabilities	$12,471,309	$11,104,036

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 During the nine months ended September 30, 2025, the Company entered into an agreement with Andrea Oliveri and Nicole Vecchiarelli, (“Special Projects Sellers), to pay $416,171 of additional consideration related to the working capital adjustment. Since the agreement was made outside of the measurement period of one year from the acquisition date of October 1, 2023, the payment due to the Special Projects Sellers was recorded as acquisition costs in the condensed consolidated statement of operations for the nine months ended September 30, 2025. The additional consideration related to the working capital adjustment is being paid in installments and as of September 30, 2025 there was a balance of $138,723 recorded in other current liabilities on the Company’s condensed consolidated balance sheet.

NOTE 5 — DEBT

Total debt of the Company was as follows as of September 30, 2025 and December 31, 2024:

Debt Type	September 30, 2025	December 31, 2024
Convertible notes payable	$7,750,000	$5,100,000
Convertible note payable - fair value option	300,000	320,000
Non-convertible promissory notes	4,680,000	3,880,000
Non-convertible promissory notes – Socialyte	3,000,000	3,000,000
Convertible notes payable – related party	3,062,823	—
Loans from related party	983,112	3,225,985
Revolving line of credit	400,000	400,000
First BKU Term loan	3,760,701	4,565,048
Second BKU Term loan	1,540,066	2,000,000
Debt issuance costs	(75,724)	(96,759)
Total debt	$25,400,978	$22,394,274
Less current portion of debt	(6,028,083)	(5,836,018)
Noncurrent portion of debt	$19,372,895	$16,558,256

The table below details the maturity dates of the principal amounts for the Company’s debt as of September 30, 2025:

Debt Type	Maturity Date	2025		2026	2027	2028	2029	Thereafter
Convertible notes payable	Between October 2026 and September 2030	$—		$1,250,000	$3,050,000	$200,000	$925,000	$2,825,000
Non-convertible promissory notes	Between June 2025 and August 2030	350,000		500,000	400,000	2,465,000	715,000	250,000
Non-convertible promissory notes - Socialyte	September 2023 (A)	3,000,000	(A)	—	—	—	—	—
BKU First Term Loan	September 2028	279,519		1,176,307	1,276,631	1,028,244	—	—
BKU Second Term Loan	December 2027	159,040		665,501	715,525	—	—	—
Revolving line of credit	July 11, 2026 (mandatory 30-day annual clearing of the line of credit balance)	—		400,000	—	—	—	—
Loans and convertible notes from related party	Between December 2026 and June 2029	—		—	1,107,873	—	2,118,112	—
		$3,788,559		$4,991,808	$6,550,029	$3,693,243	$3,758,112	$3,075,000

(A)	The Socialyte Purchase Agreement (as defined below) allows the Company to offset a working capital deficit against the Socialyte Promissory Note (as defined below). As such, the Company deferred the installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Notes Payable

During the nine months ended September 30, 2025, the Company issued twenty-three convertible notes payable and received proceeds of $3,250,000. As of September 30, 2025, the Company had thirty-one convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with maturity dates ranging between the first anniversary and the sixth anniversary of their respective issuances.

In two tranches, on July 7, 2025 and July 23, 2025, a holder of a convertible note payable that had been issued in 2022 with a principal balance of $500,000 converted the entirety of the convertible note payable into an aggregate of 463,861 shares of the Company’s common stock. On July 23, 2025, another holder of a convertible note payable issued on January 16, 2025 with a principal balance of $100,000 converted the convertible note payable into 91,744 shares of the Company’s common stock.

The balance of each convertible notes payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Notes balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
100,000	30-day average closing market price of our common stock	$1.01
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
150,000	Fixed conversion price	$1.01
1,750,000	Fixed conversion price	$1.07
125,000	Fixed conversion price	$1.03
110,000	Fixed conversion price	$1.12
740,000	Fixed conversion price	$1.00
100,000	Fixed conversion price	$1.16
200,000	Fixed conversion price	$1.04
350,000	Fixed conversion price	$1.28
100,000	Fixed conversion price	$1.25
$7,750,000

As of September 30, 2025 and December 31, 2024, the principal balance of the convertible notes payable of $7,250,000 and $5,100,000, respectively, was recorded in noncurrent liabilities under the caption “Convertible notes payable” and $500,000 was recorded in current liabilities under the same caption on the Company’s condensed consolidated balance sheets.

On October 30, 2025, the Company issued a convertible promissory note and received proceeds of $100,000. The convertible promissory note matures October 30, 2028, bears interest at a rate of 10% per annum and is convertible at $1.67 per share of common stock.

The Company recorded interest expense related to these convertible notes payable of $179,028 and $127,500 during the three months ended September 30, 2025 and 2024, respectively, and $480,279 and $382,750, respectively, during the nine months ended September 30, 2025 and 2024. In addition, the Company made cash interest payments amounting to $457,612 and $382,750, respectively, during the nine months ended September 30, 2025 and 2024, related to the convertible notes payable.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Note Payable at Fair Value

The Company had one convertible promissory note outstanding with a principal amount of $500,000 as of September 30, 2025, for which it elected the fair value option (the “March 4th Note”). As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the March 4th Note with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $300,000 and $320,000 in noncurrent liabilities as of September 30, 2025 and December 31, 2024, respectively, on its condensed consolidated balance sheets related to the March 4th Note. See Note 7 – Fair Value Measurements for further discussion on the valuation of the convertible promissory note payable.

The Company recorded a loss in fair value of $50,000 and $10,000 for the three months ended September 30, 2025 and 2024, respectively and a gain of $20,000 and $55,000 for the nine months ended September 30, 2025 and 2024, respectively, on its condensed consolidated statements of operations related to the March 4th Note.

The March 4th Note bears interest at a rate of 8% per annum. The Company recorded interest expense related to the March 4th Note of $9,863 for each of the three months ended September 30, 2025 and 2024, and $29,589 for each of the nine months ended September 30, 2025 and 2024. In addition, the Company made cash interest payments amounting to $29,589 for each of the nine months ended September 30, 2025 and 2024, related to the March 4th Note.

Nonconvertible Promissory Notes

During the nine months ended September 30, 2025, the Company issued three unsecured nonconvertible promissory notes and received proceeds of $800,000. As of September 30, 2025, the Company had outstanding eight unsecured nonconvertible promissory notes in the aggregate amount of $4,680,000, which bear interest at a rate of 10% per annum and mature between November 2025 and August 2030.

As of September 30, 2025 and December 31, 2024, the Company had a balance of $350,000 and $750,000, respectively, recorded as current liabilities and $4,330,000 and $3,130,000, respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

 The Company recorded interest expense related to these nonconvertible promissory notes of $112,625 and $97,000 for the three months ended September 30, 2025 and 2024, respectively, and $316,375 and $291,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company made interest payments of $309,917 and $291,000 during the nine months ended September 30, 2025 and 2024, respectively, related to the nonconvertible promissory notes.

On October 13, 2025, the Company issued a nonconvertible promissory note and received proceeds of $200,000. The nonconvertible promissory note bears interest at 10% per annum and matures on October 13, 2030.

Nonconvertible Unsecured Promissory Note - Socialyte Promissory Note

In connection with the purchase agreement for the acquisition of Socialyte (“Socialyte Purchase Agreement”), the Company entered into a promissory note with the seller of Socialyte (“the Socialyte Promissory Note”) amounting to $3,000,000. The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest was to be due and payable on September 30, 2023.

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

The Company recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended September 30, 2025 and 2024, and $90,000 for the nine months ended September 30, 2025 and 2024. No interest payments were made during the nine months ended September 30, 2025 and 2024, related to the Socialyte Promissory Note.

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

On December 6, 2024, the Company entered into a second Bank United Loan Agreement (“Second BKU Term Loan”) for $2.0 million to finance the acquisition of Elle. The Second BKU Term Loan carries a 1.0% origination fee and matures in December 2027. Similar to the First BKU Term Loan, the Second BKU Term Loan has a declining prepayment penalty equal to 3% in year one, 2% in year two and 1% in year three of the outstanding balance. (The First BKU Term Loan, Second BKU Term Loan, BKU Line of Credit and BKU Commercial Card are collectively referred to as the “Bank United Credit Facility”).

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company did not use the BKU Commercial Card. During each of the three months ended September 30, 2025 and 2024, the Company made payments in the amount of $354,621, inclusive of $81,596 and $103,279, respectively, of interest related to the First BKU Term Loan. During each of the nine months ended September 30, 2025 and 2024, the Company made payments in the amount of $1,063,862, inclusive of $259,515 and $324,015, respectively, of interest related to the First BKU Term Loan. During the three and nine months ended September 30, 2025, the Company made payments in amount of $185,995 and $557,986, respectively, inclusive of $30,115 and $98,052, respectively, of interest related to the Second BKU Term Loan. During the three and nine months ended September 30, 2024, there were no payments made in connection with the Second BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the three months ended September 30, 2025 and 2024, the Company recorded interest expense and made payments of $5,000 and $9,161, respectively, and $20,217 and $26,444 for the nine months ended September 30, 2025 and 2024, respectively, related to the BKU Line of Credit.

As of September 30, 2025, the Company had a balance of $1,778,083 classified as current liabilities and $3,446,960 classified as noncurrent liabilities, net of $75,724 of debt issuance costs, in its condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. During the nine months ended September 30, 2025, the Company repaid $400,000 of the BKU Line of Credit for a period of 30-days in compliance with the covenants of the BKU Line of Credit. Once the 30-day period was done, on July 11, 2025, the Company drew $400,000 on the BKU Line of Credit. As of September 30, 2025 and December 31, 2024, the Company had a balance of $400,000, of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $7,012 and $4,206 for the three months ended September 30, 2025 and 2024, respectively, and $21,035 and $12,617 for the nine months ended September 30, 2025 and 2024, respectively.

The BankUnited Credit Facility contains financial covenants tested semi-annually, starting on June 30, 2024, on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000. As of September 30, 2025, the Company believes that it is in compliance with all of the debt covenants.

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

On May 12, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with DE LLC pursuant to which the Company and DE LLC agreed to exchange the three nonconvertible promissory notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “DE New Notes”) in the same principal amounts. As consideration for the exchange, the Company and DE LLC agreed to extend the maturity date on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The DE New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the DE New Notes and any accrued interest thereon at any time before the maturity date of the DE New Notes into common stock of the Company at a conversion price of $1.00 per share. The Company accounted for this exchange as an extinguishment of debt and recorded the difference between the carrying value of DE LLC Notes and the fair value of the DE New Notes of $835,324 as a loss from extinguishment of debt in its condensed consolidated statement of operations for the nine months ended September 30, 2025. During the three months ended September 30, 2025, the Company recorded $15,374 of debt premium amortization in interest expense.

As of September 30, 2025 the Company had an aggregate principal balance of $3,062,823 related to the DE New Notes under the caption convertible notes payable – related party in its condensed consolidated balance sheet. As of December 31, 2024, the Company had an aggregate balance of $2,242,873 related to DE LLC Notes under the caption loans from related party in its condensed consolidated balance sheet. For the nine months ended September 30, 2025, the Company did not repay any principal balance or make interest payments on the DE LLC Notes. During the nine months ended September 30, 2024, the Company made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

The Company recorded interest expense of $56,533 and $56,597 for the three months ended September 30, 2025 and 2024, respectively, and $167,755 and $129,812 for the nine months ended September 30, 2025 and 2024, respectively, related to the DE New Notes. As of September 30, 2025 and December 31, 2024, the Company had a balance in accrued interest – related parties of $431,522 and $263,767, respectively, on its condensed consolidated balance sheets related to the DE LLC Notes.

Mock Notes

During 2024, the Company issued three nonconvertible promissory notes to Mr. Donald Scott Mock, brother of Mr. O’Dowd in the amount of $900,000, $75,000, and $8,112 respectively, and received proceeds of $983,112 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on the fourth anniversary of their respective issuance dates.

As of September 30, 2025 and December 31, 2024, the Company had a principal balance of $983,112 related to the Mock Notes under the caption loans from related party in its condensed consolidated balance sheets. For the nine months ended September 30, 2025 and 2024, the Company did not repay any principal balance or make interest payments on the Mock Notes.

The Company recorded interest expense of $24,578 and $24,375 for the three months ended September 30, 2025 and 2024, respectively, and $73,733 and $66,041 for the nine months ended September 30, 2025 and 2024, respectively, related to the Mock Notes. As of September 30, 2025 and December 31, 2024, the Company had a balance in accrued interest – related parties of $164,150 and $90,417, respectively, on its condensed consolidated balance sheets related to the Mock Notes.

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

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	September 30, 2025		December 31, 2024
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$7,832,402	$7,832,402	$8,203,842	$8,203,842
Restricted cash	1	925,004	925,004	925,004	925,004

Liabilities:
Convertible notes payable	3	$7,750,000	$7,854,000	$5,100,000	$5,065,000
Convertible notes payable, related party	3	3,062,823	3,142,000	—	—
Convertible note payable at fair value	3	300,000	300,000	320,000	320,000
Contingent consideration(1)	3	—	—	486,000	486,000

(1)	On December 31, 2024, the Company calculated the final contingent consideration for the acquisition of Elle to be $486,000 and it was paid on April 14, 2025.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible notes payable

As of September 30, 2025, the Company has thirty-one outstanding convertible notes payable with an aggregate principal amount of $7,750,000 and three outstanding convertible notes payable with a related party amounting to $3,062,823. See Note 5 for further information on the terms of these convertible notes and Note 6 for further information on terms of convertible notes with a related party.

		September 30, 2025		December 31, 2024
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in May 2026	3	$500,000	$530,000	$—	$—
10% convertible notes due in October 2026	3	300,000	297,000	800,000	793,000
10% convertible notes due in November 2026	3	300,000	297,000	300,000	298,000
10% convertible notes due in December 2026	3	150,000	149,000	650,000	643,000
10% convertible notes due in January 2027	3	300,000	297,000	800,000	839,000
10% convertible note due in March 2027	3	100,000	112,000	—	—
10% convertible note due in April 2027	3	100,000	108,000	—	—
10% convertible notes due in June 2027	3	150,000	148,000	150,000	148,000
10% convertible notes due in August 2027	3	2,000,000	1,953,000	2,000,000	1,955,000
10% convertible notes due in September 2027	3	400,000	390,000	400,000	389,000
10% convertible notes due in January 2028	3	100,000	102,000	—	—
10% convertible notes due in July 2028	3	100,000	100,000	—	—
10% convertible note due in March 2029	3	50,000	57,000	—	—
10% convertible note due in April 2029	3	315,000	349,000	—	—
10% convertible note due in May 2029	3	100,000	111,000	—	—
10% convertible note due in June 2029	3	110,000	123,000	—	—
10% convertible note due in July 2029	3	350,000	350,000	—	—
10% convertible notes due in February 2030	3	425,000	483,000	—	—
10% convertible notes due in August 2030	3	1,800,000	1,789,000	—	—
10% convertible notes due in September 2030	3	100,000	100,000	—	—
10% convertible note with related party due in June 2027	3	1,382,914	1,781,000	—	—
10% convertible note with related party due in October 2029	3	1,478,524	1,204,000	—	—
10% convertible note with related party due in December 2029	3	201,385	157,000	—	—
		$10,812,823	$10,987,000	$5,100,000	$5,065,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	September 30, 2025	December 31, 2024
Stock Price	$1.28	$1.07
Minimum Conversion Price	$1.00 – 5.00	$4.00 – 5.00
Annual Asset Volatility Estimate	60%	65%
Risk Free Discount Rate	3.60% – 3.80%	4.23% – 4.26%

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable, at fair value

As of September 30, 2025, the Company had the March 4th Note outstanding with a face value of $500,000, which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible note.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2024 to September 30, 2025:

March 4th Note
Beginning fair value balance reported on the condensed consolidated balance sheet at December 31, 2024	$320,000
Gain on the change in fair value reported in the condensed consolidated statements of operations	(20,000)
Ending fair value balance reported on the condensed consolidated balance sheet at September 30, 2025	$300,000

The estimated fair value of the March 4th Note as of September 30, 2025 and December 31, 2024, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	September 30, 2025	December 31, 2024
Face value principal payable	$500,000	$500,000
Original conversion price	$7.82	$7.82
Value of common stock	$1.28	$1.07
Expected term (years)	4.43	5.18
Volatility	75%	90%
Risk free rate	3.70%	5.18%

Warrant

In connection with the March 4th Note, the Company issued the Series I Warrant, which was exercisable for 10,000 shares at a purchase price of $7.82 per share. The Series I Warrant was measured at fair value and categorized within Level 3 of the fair value hierarchy. The Series I Warrant expired on September 4, 2025. The fair value of the Series I Warrant was nominal as of December 31, 2024.

NOTE 8 — STOCKHOLDERS’ EQUITY

2025 Lincoln Park Transaction

 On August 12, 2025, the Company entered into a purchase agreement (the “2025 LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15,000,000 of shares (the “Purchase Shares”) of its common stock, par value $0.015 per share (the “Common Stock”) over the thirty-six (36) month term of the 2025 LP Purchase Agreement. Concurrently with entering into the 2025 LP Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2025 LP Purchase Agreement (the “2025 LP Registration Rights Agreement”).

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Beginning one business day following the Commencement Date (as defined below) and thereafter, the Company may direct Lincoln Park, on any business day selected by the Company (the “Purchase Date”) to purchase up to 20,000 shares of Common Stock if the closing sale price is not below $0.10 (each, a “Regular Purchase”); provided that the share amount under a Regular Purchase may be increased to up to 25,000 shares, up to 50,000 shares, up to 75,000 or up to 100,000 shares if the closing sale price of the Common Stock is not below $1.50, $1.75, $2.00 or $2.50, respectively, on the business day on which we initiate the Regular Purchase. However, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. Each Regular Purchase is subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2025 LP Purchase Agreement. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 97% of the lesser of: (i) the lowest sale price of the Common Stock during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of the Common Stock during the ten (10) business days prior to the Purchase Date. The Company shall have the right to submit a Regular Purchase notice to the Investor as often as every business day. A Regular Purchase notice is delivered to the Investor after the market has closed (i.e. after 4:00 P.M. Eastern Time) so that the Purchase Price is always fixed and known at the time the Company elects to sell shares to Lincoln Park.

In addition to Regular Purchases and provided that the Company has directed a Regular Purchase in full, the Company in its sole discretion may require Lincoln Park on each Purchase Date to purchase on the following business day (“Accelerated Purchase Date”) up to the lesser of (i) three (3) times the number of shares purchased pursuant to such Regular Purchase or (ii) 30% of the trading volume on the Accelerated Purchase Date (the “Accelerated Purchase”) at a purchase price equal to 97% of the lessor of: (i) the closing sale price on the Accelerated Purchase Date, or (ii) the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”). The Company shall have the right in its sole discretion to set a minimum price threshold for each Accelerated Purchase in the notice provided with respect to such Accelerated Purchase and the Company may direct multiple Accelerated Purchases in a day provided that delivery of shares has been completed with respect to any prior Regular and Accelerated Purchases that Lincoln Park has purchased.

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

On August 13, 2025 we issued 244,698 shares of Common Stock to Lincoln Park as an initial fee for its commitment to Purchase Shares of our Common Stock under the 2025 LP Purchase Agreement (the “Initial Commitment Shares”). The Company may issue up to 122,349 additional shares of Common Stock pro-rata in connection with the sale of Purchase Shares (the “Additional Commitment Shares, and together with the Initial Commitment Shares, the “Commitment Shares”). In connection with the 2025 LP Purchase Agreement, the Company incurred and capitalized $281,403 of equity issuance costs recorded in other current assets on the Company’s condensed consolidated balance sheet.

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

On October 3, 2025 the Company filed a new Registration Statement on Form S-1 (the “Registration Statement” with the Securities Exchange Commission (the “SEC”) covering the resale of Common Stock in accordance with the terms of the 2025 LP Registration Rights Agreement.

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

During the three and nine months ended September 30, 2025, and the three months ended September 30, 2024, the Company did not sell shares of common stock under the LP 2022 Purchase Agreement. During the nine months ended September 30, 2024, the Company sold 475,000 shares of its common stock at prices ranging between $2.14 and $3.06 and received proceeds of $1,185,300. The LP 2022 Purchase Agreement expired on September 20, 2025.

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

Special Projects Working Capital Adjustment

On May 14, 2024, the Company entered into an agreement with the Special Projects Sellers to amend the purchase agreement to revise the working capital mechanism to provide that the working capital surplus, as defined in the purchase agreement, plus a ten percent premium be paid to the Special Projects Sellers by issuing 357,289 shares of its common stock on May 15, 2024. The adjustment resulted in an increase in the amount of $181,688, to the purchase price and an increase to goodwill.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9— LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Numerator net loss and diluted loss per share	$(365,494)	$(8,692,389)	$(4,108,475)	$(10,643,614)

Denominator
Denominator for basic and diluted EPS - adjusted weighted-average shares	11,770,195	10,930,286	11,370,007	9,964,607

Basic and diluted loss per share	$(0.03)	$(0.80)	$(0.36)	$(1.07)

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

The Company’s convertible note payable at fair value, the warrant and the Series C preferred stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three and nine ended September 30, 2025 and 2024, the Company had a net loss and as such the two-class method is not presented.

For the three and nine months ended September 30, 2025, potentially dilutive instruments including 6,136,092 shares and 5,509,016 shares, respectively, of common stock issuable upon conversion of convertible notes outstanding were not included in the diluted loss per share as inclusion was considered to be antidilutive.

For the three and nine months ended September 30, 2024, potentially dilutive instruments including 3,427,514 shares and 2,376,531 shares, respectively, of common stock upon conversion of convertible notes outstanding and 10,000 shares of common stock issuable upon exercise of the Series I Warrant were not included in the diluted loss per share as inclusion was considered to be antidilutive.

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

As of September 30, 2025 and December 31, 2024, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,500,141 and $1,503,805, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. During the three and nine months ended September 30, 2025, the Company made cash interest payments in the amount of $200,000 related to the accrued compensation. The Company did not make cash interest payments during the three and nine months ended September 30, 2024.

The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $66,164 for the three months ended September 30, 2025 and 2024, and $196,336 and $197,055 for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the Company did not make cash interest payments in connection with the accrued compensation to the CEO.

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

Three months ended September 30, 2025
	EPM	CPD	Total
Segment revenue	$14,796,309	$—	$14,796,309
Significant expenses:
Segment direct costs	643,931	—	643,931
Segment payroll and benefits	10,014,011	383,548	10,397,559
Segment selling, general and administrative (1)	1,545,847	380,171	1,926,018
Segment legal and professional	483,423	332,272	815,695
Adjusted income (loss) from operations	$2,109,097	$(1,095,991)	$1,013,106

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	115,422
Depreciation and amortization	—	—	589,388
Income from operations	$—	$—	$308,296

(1)	Excludes bad debt

Nine months ended September 30, 2025
	EPM	CPD	Total
Segment revenue	$40,961,516	$92,033	$41,053,549
Significant expenses:
Segment direct costs	1,726,670	3,846	1,730,516
Segment payroll and benefits	29,963,633	1,040,911	31,004,544
Segment selling, general and administrative (1)	4,306,776	1,134,716	5,441,492
Segment legal and professional	1,436,194	480,157	1,916,351
Adjusted income (loss) from operations	$3,528,243	$(2,567,597)	$960,646

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	264,583
Acquisition costs	—	—	416,171
State and local tax payments			29,684
Depreciation and amortization	—	—	1,772,492
Loss from operations	$—	$—	$(1,522,284)

(1)	Excludes bad debt and state and local taxes

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three months ended September 30, 2024
	EPM	CPD	Total
Segment revenue	$12,682,437	$—	$12,682,437
Significant expenses:
Segment direct costs	240,824	13,750	254,574
Segment payroll and benefits	9,071,101	504,495	9,575,596
Segment selling, general and administrative (1)	1,570,600	254,116	1,824,716
Segment legal and professional	486,495	145,134	631,629
Adjusted income (loss) from operations	$1,313,417	$(917,495)	$395,922

Reconciliation to consolidated income from operations

Bad debt expense	—	—	14,049
Depreciation and amortization	—	—	636,782
Impairment of goodwill	—	—	6,480,992
Impairment of notes receivable	—	—	1,270,000
Acquisition costs	—	—	148,798
Loss from operations	$—	$—	$(8,154,699)

(1)	Excludes bad debt

Nine months ended September 30, 2024
	EPM	CPD	Total
Segment revenue	$35,946,277	$3,421,141	$39,367,418
Significant expenses:
Segment direct costs	982,283	1,807,760	2,790,043
Segment payroll and benefits	26,687,693	1,657,172	28,344,865
Segment selling, general and administrative (1)	4,555,007	809,328	5,364,335
Segment legal and professional	1,280,633	544,955	1,825,588
Adjusted income (loss) from operations	$2,440,661	$(1,398,074)	$1,042,587

Reconciliation to consolidated income from operations

Bad debt expense	—	—	301,030
Depreciation and amortization	—	—	1,745,579
Impairment of goodwill	—	—	6,671,557
Impairment of notes receivable	—	—	1,270,000
Acquisition costs	—	—	164,044
Loss from operations	$—	$—	$(9,109,623)

(1)	Excludes bad debt

The CODM does not review assets on a segment basis. In connection with the acquisitions of its wholly owned subsidiaries, as of September 30, 2025 the Company had assigned $8,466,300 of intangible assets, net of accumulated amortization of $14,944,670, and goodwill of $21,507,944, net of impairments, to the EPM segment.

During the three and nine months ended September 30, 2025 and 2024, there were no triggering events noted that would require the Company to reassess goodwill impairment outside of its regular annual impairment test.

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

Operating Leases	As of September 30, 2025	As of December 31, 2024
Assets
Right-of-use asset	$3,329,271	$4,606,431

Liabilities
Current
Lease liability	$1,952,068	$1,839,323

Noncurrent
Lease liability	$1,796,456	$3,247,291

Total operating lease liability	$3,748,524	$5,086,614

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Finance Lease	As of September 30, 2025	As of December 31, 2024
Assets
Right-of-use asset	$136,320	$132,566

Liabilities
Current
Lease liability	$90,670	$80,349

Noncurrent
Lease liability	$52,276	$58,742

Total finance lease liability	$142,946	$139,091

The tables below show the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three and nine months ended September 30, 2025 and 2024 for operating and financing leases, respectively.

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	Classification	2025	2024	2025	2024
Operating lease costs	Selling, general and administrative expenses	$580,969	$693,733	$1,621,189	$2,049,925
Sublease income	Selling, general and administrative expenses	—	(106,835)	(12,665)	(317,918)
Net operating lease costs		$580,969	$586,898	$1,608,524	$1,732,007

Lease Payments

For the nine months ended September 30, 2025 and 2024, the Company made payments in cash related to its operating leases in the amounts of $1,643,296 and $2,001,959, respectively.

Future minimum lease payments for leases for the remainder of 2025 and thereafter, were as follows:

Year	Operating Leases	Finance Leases
2025	$583,723	$28,782
2026	2,054,617	81,623
2027	918,827	33,167
2028	155,710	8,239
2029	159,255	—
Thereafter	355,538	—
Total lease payments	$4,227,670	$151,811
Less: Imputed interest	(479,146)	(8,865)
Present value of lease liabilities	$3,748,524	$142,946

As of September 30, 2025, the Company’s weighted average remaining lease term on its operating and finance leases is 3.83 years and 1.78 years, respectively, and the Company’s weighted average discount rate is 8.84% and 7.78% related to its operating and finance leases, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 13 — COLLABORATIVE ARRANGEMENT

IMAX Co-Production Agreement

On June 24, 2022, the Company entered into an agreement with IMAX to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy, called The Blue Angels (“Blue Angels Agreement”). IMAX and Dolphin each agreed to fund 50% of the production budget and the Company paid $2,250,000 in connection with this agreement.

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

Through our subsidiaries, 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), The Digital Dept, LLC (“The Digital Dept.”), Special Projects Media, LLC (“Special Projects”), Always Alpha Sports Management, LLC (“Always Alpha”) and Elle Communications, LLC (“Elle”) we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality, lifestyle and charitable industries. 42West (Film and Television, Gaming), Shore Fire (Music), The Door (Culinary, Hospitality, Lifestyle) and Elle (Impact, Philanthropy, Non-Profit) are each recognized global public relations (“PR”) and marketing leaders for the industries they serve. As a group, they were recognized as the #1 PR firm in the country in the prestigious Observer rankings earlier this year. The Digital Dept. provides influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Always Alpha is a talent management firm primarily focused on representing female athletes, broadcasters and coaches. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, Dolphin Films, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

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

We have also established an investment strategy, “Ventures” or “Dolphin 2.0,” based upon identifying opportunities to develop internally owned assets, or acquire ownership stakes in others’ assets, in the categories of entertainment content, live events and consumer products. We believe these categories represent the types of assets wherein our expertise and relationships in entertainment marketing most influences the likelihood of success. We are in various stages of internal development and outside conversations on a wide range of opportunities within these Ventures. We intend to enter into Venture investments, but there is no assurance that we will be successful in doing so, whether in 2025 or at all.

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the three and nine months ended September 30, 2025. We will continue to evaluate the impact of these provisions on our future consolidated financial statements.

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

Entertainment Publicity and Marketing (“EPM”)

Our revenue is directly impacted by the retention and spending levels of existing clients and by our ability to win new clients. We believe that we have a stable client base, and we have continued to grow organically through referrals and by actively soliciting new business. We earn revenues primarily from the following sources: (i) celebrity talent services; (ii) content marketing services under multiyear master service agreements in exchange for fixed project-based fees; (iii) individual engagements for entertainment content marketing services for durations of generally between three and nine months; (iv) strategic communications services; (v) engagements for marketing of special events such as food and wine festivals; (vi) engagement for marketing of brands; (vii) arranging strategic marketing agreements between brands and social media influencers or celebrities and (viii) curating and booking celebrities for live events. For these revenue streams, we collect fees through either fixed fee monthly retainer agreements, fees based on a percentage of contracts or project-based fees.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. IMAX and Dolphin each agreed to fund 50% of the production budget and we paid $2,250,000 related to production costs of The Blue Angels in connection with this agreement. IMAX entered into an acquisition agreement with Amazon Content Services LLC, (the “Amazon Agreement”) for the distribution rights of The Blue Angels and during the nine months ended September 30, 2024, we recorded $3,421,141 of revenue related to the Amazon Agreement. The Blue Angels documentary motion picture was released in theatres on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024. We expect to derive additional revenues in 2025 from The Blue Angels documentary from sales in IMAX theatres in museums.

In February 2025, Dolphin Films partnered with Aircraft Productions of Toronto, Canada to produce a re-boot of the popular 1986 MGM hockey movie “Youngblood.” The film premiered at the Toronto Film Festival in September 2025.

Revenues

For the three months ended September 30, 2025 and 2024, we derived a majority of our revenues from our entertainment publicity and marketing segment. During the nine months ended September 30, 2024, we generated income in our content production segment related to The Blue Angels documentary motion picture and during the nine months ended September 30, 2025, we generated income in our content production segment related to sales of our motion picture, Believe, released in 2013.

The table below sets forth the percentage of total revenue derived from our segments for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Entertainment publicity and marketing	100%	100%	99.8%	91.3%
Content production	—%	—%	0.2%	8.7%
Total revenue	100%	100%	100%	100%

Expenses

Our expenses consist primarily of:

(1)	Direct costs – include certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business. In the same period of the prior year, direct cost includes the amortization of film production costs related to The Blue Angels, using the individual film-forecast-computation method which amortizes film production costs in the same ratio as the current period actual revenue bears to estimated remaining unrecognized ultimate revenue.
(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.
(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.
(4)	Acquisition costs – includes agreed upon payment to the Special Projects sellers during the nine months ended September 30, 2025 and during the three and nine months ended September 30, 2024, the costs were related to the acquisition of Elle.
(5)	Impairment of goodwill – includes an impairment charge related to ceasing operations of Viewpoint and triggering event during the third quarter 2024.
(6)	Impairment of notes receivables – includes the write-off of the notes receivable from Midnight Theatre.
(7)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.
(8)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other (Expense) Income

For the three months ended September 30, 2025 and 2024, other expense (income) consisted primarily of: (1) changes in fair value of convertible notes; (2) interest income; and (3) interest expense. For the nine months ended September 30, 2025, other expense (income) also included loss of extinguishment of debt. For the nine months ended September 30, 2024, other expense (income) also included the change in fair value of the outstanding warrants.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2025 as compared to three and nine months ended September 30, 2024

Revenues

For the three and nine months ended September 30, 2025 and 2024 revenues were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Entertainment publicity and marketing	$14,796,309	$12,682,437	$40,961,516	$35,946,277
Content production	—	—	92,033	3,421,141
Total revenue	$14,796,309	$12,682,437	$41,053,549	$39,367,418

Revenues from entertainment publicity and marketing increased by approximately $2.1 million for the three months ended September 30, 2025, as compared to the same period in the prior year, primarily driven by an increase in revenues attributed to organic growth across substantially all of our subsidiaries. Revenue from entertainment publicity and marketing increased by $5.0 million for the nine months ended September 30, 2025, as compared to the same period in the prior year. The increase for the nine months ended September 30, 2025, is primarily driven by the inclusion of $2.1 million in revenues from Elle and Always Alpha that were not present for the first six months in 2024, increase of approximately $4.3 million in the revenues of Shore Fire, Special Projects, The Digital Dept and The Door, offset by a decrease in revenues of 42West of $0.8 million and a decrease in revenues of Viewpoint that ceased operations during the nine months ended September 30, 2024.

Revenues from content production decreased by approximately $3.3 million during the nine months ended September 30, 2025, compared to the same period in the prior year. The decrease was related to revenue from the Amazon Agreement for The Blue Angels documentary film that was released in 2024.

Expenses

For the three and nine months ended September 30, 2025 and 2024, our expenses were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Expenses:
Direct costs	$643,931	$254,574	$1,730,516	$2,790,043
Payroll and benefits	10,397,559	9,575,596	31,004,544	28,344,865
Selling, general and administrative	2,041,440	1,838,765	5,735,759	5,665,365
Depreciation and amortization	589,388	636,782	1,772,492	1,745,579
Impairment of goodwill	—	6,480,992	—	6,671,557
Impairment of intangible assets	—	1,270,000	—	1,270,000
Acquisition costs	—	148,798	416,171	164,044
Legal and professional	815,695	631,629	1,916,351	1,825,588
Total expenses	$14,488,013	$20,837,136	$42,575,833	$48,477,041

Direct costs increased by approximately $0.4 million in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase of direct costs is attributed to cost incurred of approximately $0.3 million for The Digital Dept. events, and $0.1 million for Special Projects during the three months ended September 30, 2025. Direct costs decreased by approximately $1.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decrease in direct costs for the nine months ended September 30, 2025 is directly attributable to approximately $1.8 million of capitalized production costs amortized for the production costs of The Blue Angels that was recorded during the nine months ended September 30, 2024. The decrease was offset by an increase of direct costs of approximately $0.7 million for The Digital Dept. events. During the nine months ended September 30, 2025, the Company did not amortize capitalized production costs related to The Blue Angels documentary film.

Payroll and benefits expenses increased by approximately $0.8 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to an increase in payroll expenses for Always Alpha, Special Projects, The Digital Dept. and The Door to support the increase in revenue of those subsidiaries. Payroll and benefits increased by approximately $2.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the inclusion of the Elle and Always Alpha payroll expenses of approximately $2.2 million in the nine months ended September 30, 2025.

Selling, general and administrative expenses increased by approximately $0.2 million, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, due to the $0.1 million increase in bad debt expense, and an increase of $0.1 million in travel expenses. Selling, general and administrative expenses remained consistent for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Acquisition costs for the nine months ended September 30, 2025 were approximately $0.4 million, related to an agreed upon payment to the sellers of Special Projects related to the working capital adjustment. Acquisition costs for the three and nine months ended September 30, 2024 were $0.1 million and $0.2 million, respectively, related to our acquisition of Elle on July 15, 2024.

Impairment of goodwill was approximately $6.5 million and $6.7 million for the three and nine months ended September 30, 2024, respectively. As discussed in Note 3 – Goodwill and Intangibles Assets in the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, during the three months ended September 30, 2024, we performed a quantitative assessment driven by triggering events related to decline in our stock price in combination with recurring net losses, resulted our market capitalization to less than our book value. We considered this to be a triggering event and therefore performed a quantitative assessment analysis of fair value of goodwill as of August 31, 2024. The quantitative assessment resulted in the impairment of goodwill in the amount of $6.5 million of a few of our reporting units, and $0.2 million impairment of goodwill as a result of the closure of one of our reporting units.  Goodwill was not impaired for the three and nine months ended September 30, 2025.

Depreciation and amortization remained consistent for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024.

Legal and professional fees increased by approximately $0.2 million and $0.1 million, respectively, for the three months and nine months ended September 30, 2025, as compared to same period of the prior year. The increase is primarily due to legal fees incurred in connection with ongoing litigation with the seller of Socialyte.

Other Expense (Income), net

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Other (expense) income, net:
Change in fair value of convertible notes	$(50,000)	$(10,000)	$20,000	$55,000
Change in fair value of warrants	—	—	—	5,000
Loss on extinguishment of debt	—	—	(835,324)	—
Interest income	4,164	3,391	21,443	9,991
Interest expense	(627,954)	(533,454)	(1,749,264)	(1,559,276)
Total other (expenses) income, net	$(673,790)	$(540,063)	$(2,543,145)	$(1,489,285)

Change in fair value of convertible notes – We elected the fair value option for one convertible note issued in 2020. The fair value of this convertible note is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended September 30, 2025, we recorded a loss in the change in fair value of the convertible note issued in 2020 in the amount of $0.05 million and for the nine months ended September 30, 2025, we recorded a gain in change of fair value of the convertible notes issued in 2020 in the amount of $0.02 million. For the three months ended September 30, 2024, we recorded a loss in change in fair value of convertible notes issued in 2020 in the amount of $0.01 million, and for the nine months ended September 30, 2024, we recorded a gain in the change of fair value of the convertible notes issued in 2020 in the amount of $0.06 million. None of the decrease in the value of the convertible note was attributable to instrument specific credit risk and as such, all the gain or loss in the change in fair value was recorded within net loss.

Change in fair value of warrant – The warrant issued with the convertible note payable at fair value issued in 2020 was measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of the warrant liability recognized as other income or expense. The warrant expired on September 4, 2025. The change in fair value of the 2020 warrant that was not exercised decreased minimally for the nine months ended September 30, 2024. For the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, there was no change in fair value.

Loss on extinguishment of debt – On May 12, 2025, we exchanged three nonconvertible promissory notes held by Dolphin Entertainment LLC, (“DE LLC”) an entity wholly owned by our Chief Executive Officer (“CEO”), Bill O’Dowd, for three convertible promissory notes. We determined that the transaction should be accounted for as an extinguishment of debt and recorded a loss on the extinguishment of debt of $0.8 million for the nine months ended September 30, 2025, for the difference between the carrying value of the nonconvertible notes payable and the fair value of the convertible notes payable on May 12, 2025.

Interest income – The increase of interest income was inconsequential for the three and nine months ended September 30, 2025 as compared to same period of the prior year.

Interest expense – Interest expense increased by approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. The increases were primarily due to the new convertible and nonconvertible notes entered into during the three and nine months ended September 30, 2025 and the second term loan outstanding during 2025 as compared to the same period in the prior year.

Income Taxes

We recorded an income tax expense of approximately $0.04 million for each of the nine months ended September 30, 2025 and 2024. The income tax expense reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

Net Loss

Net loss was approximately $0.4 million or $(0.03) per share based on 11,770,195 weighted average shares outstanding for both basic loss per share and diluted loss per share for the three months ended September 30, 2025. Net loss was approximately $8.7 million or ($0.80) per share based on 10,930,286 weighted average shares outstanding for both basic loss per share and fully diluted loss per share, for the three months ended September 30, 2024. The change in net loss for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, is related to the factors discussed above.

Net loss was approximately $4.1 million or $(0.36) per share based on 11,370,007 weighted average shares outstanding for both basic loss per share and diluted loss per share, for the nine months ended September 30, 2025. Net loss was approximately $10.6 million or ($1.07) per share based on 9,964,607 weighted average shares outstanding for both basic loss per share and fully diluted loss per share, for the nine months ended September 30, 2024. The change in net loss for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
	2025	2024
Statement of Cash Flows Data:
Net cash used in operating activities	$(2,604,183)	$(1,008,053)
Net cash used in investing activities	(1,117)	(2,458,287)
Net cash provided by financing activities	2,233,860	2,490,536
Net increase in cash and cash equivalents and restricted cash	(371,440)	(975,804)

Cash and cash equivalents and restricted cash, beginning of period	9,128,846	7,560,691
Cash and cash equivalents and restricted cash, end of period	$8,757,406	$6,584,887

Operating Activities

Cash used in operating activities was approximately $2.6 million for the nine months ended September 30, 2025, a change of approximately $1.6 million from cash used in operating activities of approximately $1.0 million for nine months ended September 30, 2024. The increase in cash used in operating activities was primarily a result of a decrease of approximately $2.7 million in non-cash items such as impairment of goodwill and notes receivable, share-based compensation, amortization of capitalized production costs, and other non-cash losses, which was offset by an increase of approximately $1.1 million net change in working capital.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2025 was inconsequential. Cash flows used in investing activities for the nine months ended September 30, 2024 were $2.5 million, mainly related to the net issuance of $1.3 million of notes receivable to Midnight Theatre, and $1.2 million payment related to the acquisition of Elle, net of cash acquired.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2025 were approximately $2.2 million, which mainly related to:

Inflows:

•	$3.3 million of proceeds from convertible notes payable; and
•	$0.8 million of proceeds from nonconvertible notes payable.

Outflows:

•	$1.3 million of repayment of existing term loan;
•	$0.5 million payment of the contingent consideration related to the Elle acquisition; and
•	$0.07 million of repayment of finance leases.

Cash flows provided by financing activities for the nine months ended September 30, 2024 were approximately $2.5 million, which mainly related to:

Inflows:

•	$2.1 million of proceeds from related party loan; and
•	$1.2 million of proceeds from the Lincoln Park equity line of credit described below.

Outflows:

•	$0.7 million of repayment of existing term loan; and
•	$0.06 million of repayment of finance leases.

 Debt and Financing Arrangements

Total debt amounted to $25.4 million as of September 30, 2025, compared to $22.4 million as of December 31, 2024, an increase of $3.0 million, primarily related to an increase in convertible and nonconvertible promissory notes, offset by the repayment of the term loan.

Our debt obligations in the next twelve months from September 30, 2025 are approximately $6.0 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

2025 Lincoln Park Transaction

 On August 12, 2025, we entered into a purchase agreement (the “2025 LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15,000,000 of shares (the “Purchase Shares”) of our common stock, par value $0.015 per share (the “Common Stock”) over the thirty-six (36) month term of the 2025 LP Purchase Agreement. Concurrently with entering into the 2025 LP Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2025 LP Purchase Agreement (the “2025 LP Registration Rights Agreement”).

Beginning one business day following the Commencement Date (as defined below) and thereafter, we may direct Lincoln Park, on any business day selected by us (the “Purchase Date”) to purchase up to 20,000 shares of Common Stock if the closing sale price is not below $0.10 (each, a “Regular Purchase”); provided that the share amount under a Regular Purchase may be increased to up to 25,000 shares, up to 50,000 shares, up to 75,000 or up to 100,000 shares if the closing sale price of the Common Stock is not below $1.50, $1.75, $2.00 or $2.50, respectively, on the business day on which we initiate the Regular Purchase. However, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. Each Regular Purchase is subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2025 LP Purchase Agreement. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 97% of the lesser of: (i) the lowest sale price of our Common Stock during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of the Common Stock during the ten (10) business days prior to the Purchase Date. We shall have the right to submit a Regular Purchase notice to the Investor as often as every business day. A Regular Purchase notice is delivered to the Investor after the market has closed (i.e. after 4:00 P.M. Eastern Time) so that the Purchase Price is always fixed and known at the time we elect to sell shares to Lincoln Park.

In addition to Regular Purchases and provided that we have directed a Regular Purchase in full, we, in our sole discretion, may require Lincoln Park on each Purchase Date to purchase on the following business day (“Accelerated Purchase Date”) up to the lesser of (i) three (3) times the number of shares purchased pursuant to such Regular Purchase or (ii) 30% of the trading volume on the Accelerated Purchase Date (the “Accelerated Purchase”) at a purchase price equal to the lesser of 97% of (i) the closing sale price on the Accelerated Purchase Date, or (ii) the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”). We shall have the right, in our sole discretion, to set a minimum price threshold for each Accelerated Purchase in the notice provided with respect to such Accelerated Purchase and we may direct multiple Accelerated Purchases in a day provided that delivery of shares has been completed with respect to any prior Regular and Accelerated Purchases that Lincoln Park has purchased.

We may also direct Lincoln Park, on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the 2025 LP Purchase Agreement, to make additional purchases upon the same terms as an Accelerated Purchase, (an “Additional Accelerated Purchase”).

The purchase price of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases and the minimum closing sale price for a Regular Purchase will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price. The aggregate number of shares that we can sell to Lincoln Park under the 2025 LP Purchase Agreement may in no case exceed 2,346,371 shares (subject to adjustment as described above) of the Common Stock (which is equal to approximately 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the 2025 LP Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue shares above the Exchange Cap, in which the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the 2025 LP Purchase Agreement equals or exceeds $1.12 per share (subject to adjustment as described above) (which represents the lower of (A) the official closing price of the Common Stock on Nasdaq immediately preceding the signing of the 2025 LP Purchase Agreement and (B) the average official closing price of the Common Stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the 2025 LP Purchase Agreement); provided that at no time may Lincoln Park (together with its affiliates) beneficially own more than 4.99% of our issued and outstanding Common Stock.

On August 13, 2025 we issued 244,698 shares of Common Stock to Lincoln Park as an initial fee for its commitment to Purchase Shares of our Common Stock under the 2025 LP Purchase Agreement (the “Initial Commitment Shares”). We may issue up to 122,349 additional shares of Common Stock pro-rata in connection with the sale of Purchase Shares (the “Additional Commitment Shares, and together with the Initial Commitment Shares, the “Commitment Shares”). In connection with the 2025 LP Purchase Agreement, we incurred and capitalized $281,403 of equity issuance costs recorded in other current assets on our condensed consolidated balance sheet.

The 2025 LP Purchase Agreement contains customary representations, warranties, covenants, closing conditions, indemnification and termination provisions. Sales under the 2025 LP Purchase Agreement may commence only after certain conditions have been satisfied (the date on which all requisite conditions have been satisfied, the “Commencement Date”), which conditions include the filing of the Registration Statement (as defined below) covering the shares of Common Stock issued or sold by us to Lincoln Park under the 2025 LP Purchase Agreement.

The 2025 LP Purchase Agreement may be terminated by us at any time after the Commencement Date, at our sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the 2025 LP Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Common Stock. Although we have agreed to reimburse Lincoln Park for a limited portion of the fees it incurred in connection with the 2025 LP Purchase Agreement, we did not pay any additional amounts to reimburse or otherwise compensate Lincoln Park in connection with the transaction, other than the issuance of the Commitment Shares.

There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the our ability to enter into a similar type of agreement involving a “variable rate transaction,” as such term is defined the 2025 LP Purchase Agreement, excluding an “at-the-market transaction,” through the 36-month anniversary of the date of the 2025 LP Purchase Agreement), rights of first refusal, participation rights, penalties or liquidated damages in the 2025 LP Purchase Agreement. We may deliver purchase notices under the 2025 LP Purchase Agreement, subject to market conditions, and in light of our capital needs, from time to time and under the limitations contained in the 2025 LP Purchase Agreement. Any proceeds that we receive under the 2025 LP Purchase Agreement are expected to be used for working capital and general corporate purposes.

On October 3, 2025 we filed a new registration statement on Form S-1 (the “Registration Statement” with the Securities Exchange Commission (the “SEC”) covering the resale of Common Stock in accordance with the terms of the 2025 LP Registration Rights Agreement.

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

During the three and nine months ended September 30, 2025, we did not sell shares of common stock under the LP 2022 Purchase Agreement. During the three months ended September 30, 2024, the Company did not sell shares of common stock. During the nine months ended September 30, 2024, the Company sold 475,000 shares of its common stock, at prices ranging between $2.14 and $3.06 and received proceeds of $1,185,300. The LP 2022 Purchase Agreement expired on September 20, 2025.

Convertible Notes Payable

As of September 30, 2025, we had thirty-one convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with maturity dates ranging between the first anniversary and the sixth anniversary of their respective issuances.

In two tranches, on July 7, 2025 and July 23, 2025, a holder of a convertible note payable that had been issued in 2022 with a principal balance of $500,000 converted the convertible note payable into an aggregate of 463,861 shares of our common stock. On July 23, 2025, another holder of a convertible note payable issued on January 16, 2025 with a principal balance of $100,000 converted the convertible note payable into 91,744 shares of our common stock.

The balance of each convertible notes payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Notes balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
100,000	30-day average closing market price of our common stock	$1.01
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
150,000	Fixed conversion price	$1.01
1,750,000	Fixed conversion price	$1.07
125,000	Fixed conversion price	$1.03
110,000	Fixed conversion price	$1.12
740,000	Fixed conversion price	$1.00
100,000	Fixed conversion price	$1.16
200,000	Fixed conversion price	$1.04
350,000	Fixed conversion price	$1.28
100,000	Fixed conversion price	$1.25
$7,750,000

On October 30, 2025, we issued a convertible promissory note and received proceeds of $100,000. The convertible promissory note matures October 30, 2028, bears interest at a rate of 10% per annum and is convertible at $1.67 per share of common stock

We recorded interest expense related to these convertible notes payable of $179,028 and $127,500 during the three months ended September 30, 2025 and 2024, respectively, and $480,279 and $382,750, respectively, during the nine months ended September 30, 2025 and 2024. In addition, we made cash interest payments amounting to $457,612 and $382,750, respectively, during the three months ended September 30, 2025 and 2024, related to the convertible notes payable.

As of September 30, 2025 and December 31, 2024, the principal balance of the convertible notes payable of $7.3 million and $5.1 million was recorded in noncurrent liabilities under the caption “Convertible notes payable” and $0.5 million was recorded in current liabilities under the same caption as of September 30, 2025 and December 31, 2024 on our condensed consolidated balance sheets.

Convertible Note Payable at Fair Value

We had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of September 30, 2025 for which we elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

We had a balance of $300,000 and $320,000 in noncurrent liabilities as of September 30, 2025, and December 31, 2024, respectively, on our condensed consolidated balance sheets related to the convertible promissory note payable measured at fair value.

We recorded a loss in fair value of $50,000 and $10,000 for the three months ended September 30, 2025 and 2024, respectively, and a gain of $20,000 and $55,000 for the nine months ended September 30, 2025 and 2024 on our condensed consolidated statements of operations related to this convertible promissory note payable at fair value.

We recorded interest expense related to this convertible note payable at fair value of $9,863 for each of the three months ended September 30, 2025 and 2024, and $29,589 for both the nine months ended September 30, 2025 and 2024. In addition, we made cash interest payments amounting to $29,589 for both the nine months ended September 30, 2025 and 2024, related to the convertible promissory note at fair value.

Nonconvertible Promissory Notes

During the nine months ended September 30, 2025, we issued three unsecured nonconvertible promissory notes and received proceeds of $800,000. As of September 30, 2025, we had eight outstanding unsecured nonconvertible promissory notes in the aggregate amount of $4,680,000, which bear interest at a rate of 10% per annum and mature between November 2025 and August 2030.

As of September 30, 2025 and December 31, 2024, we had a balance of $350,000 and $750,000, respectively, recorded as current liabilities and $4,330,000 and $3,130,000, respectively, in noncurrent liabilities on our condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

We recorded interest expense related to these nonconvertible promissory notes of $112,625 and $97,000 for the three months ended September 30, 2025 and 2024, respectively, and $316,375 and $291,000 for the nine months ended September 30, 2025 and 2024, respectively. We made interest payments of $309,917 and $291,000 during the nine months ended September 30, 2025 and 2024, respectively, related to the unsecured nonconvertible promissory notes.

On October 13, 2025, we issued a nonconvertible promissory note and received proceeds of $200,000. The nonconvertible promissory note bears interest at 10% per annum and matures on October 13, 2030.

Nonconvertible Unsecured Promissory Note - Socialyte Promissory Note

In connection with the purchase agreement for the acquisition of Socialyte (“Socialyte Purchase Agreement”), we entered into a promissory note with the seller of Socialyte (“the Socialyte Promissory Note”) amounting to $3,000,000. The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1,500,000 on June 30, 2023 and $1,500,000 on September 30, 2023. The Socialyte Promissory Note carries an interest of 4% per annum, which accrues monthly, and all accrued interest was to be due and payable on September 30, 2023.

The Socialyte Purchase Agreement allows us to offset a working capital deficit against the Socialyte Promissory Note. As such, we deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte. We filed a lawsuit against the seller of Socialyte and certain of its principals related to the Socialyte Purchase Agreement. See Note 14 to these unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended September 30, 2025 and 2024, and $90,000 for the nine months ended September 30, 2025 and 2024. No interest payments were made during the nine months ended September 30, 2025 and 2024, related to the Socialyte Promissory Note.

Promissory Notes from Related Parties

Dolphin Entertainment, LLC Notes

We issued DE LLC, a nonconvertible promissory note with a principal balance of $1,107,873 which matures on December 31, 2026. On April 29, 2024 and June 10, 2024, we issued two nonconvertible promissory notes to DE LLC in the amounts of $1,000,000 and $135,000, respectively, which mature on April 29, 2029 and June 10, 2029, respectively, (collectively, “the DE LLC Notes”). The DE LLC Notes each bear interest at a rate of 10% per annum.

On May 12, 2025, we entered into an exchange agreement (the “Exchange Agreement”) with DE LLC, pursuant to which, we and DE LLC agreed to exchange the three nonconvertible promissory notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “DE New Notes”) in the same principal amounts. As consideration for the exchange, we and DE LLC agreed to extend the maturity dates on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The DE New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the DE New Notes and any accrued interest thereon at any time before the maturity date of the DE New Notes into our common stock. The conversion price of each of the DE New Notes is $1.00 per share. We accounted for this exchange as an extinguishment of debt and recorded the difference between the carrying value of DE LLC Notes and the fair value of the DE New Notes of $0.8 million as a loss from extinguishment of debt in our condensed consolidated statement of operations for the nine months ended September 30, 2025.

As of September 30, 2025 we had an aggregate principal balance of $3,062,823 related to the DE New Notes under the caption convertible note payable – related party in our condensed consolidated balance sheets. As of December 31, 2024, we had an aggregate balance of $2,242,873 related to DE LLC notes under the caption with loans from related party. During the nine months ended September 30, 2025, we did not repay any principal balance or make interest payments on the DE LLC Notes. During the nine months ended September 30, 2024, we made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

We recorded interest expense of $56,553 and $56,597 for the three months ended September 30, 2025 and 2024, respectively, and $167,755 and $129,812 for the nine months ended September 30, 2025 and 2024, respectively, related to the DE LLC Notes. As of September 30, 2025 and December 31, 2024, we had a balance in accrued interest – related parties of $431,522 and $263,767, respectively, on our condensed consolidated balance sheets related to the DE LLC Notes.

 Mock Notes

During 2024, we issued three nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029, May 28, 2029 and December 30, 2029, respectively.

As of both September 30, 2025 and December 31, 2024, we had a principal balance of $983,112 related to the Mock Notes under the caption loans from related party in our condensed consolidated balance sheets. For the nine months ended September 30, 2025 and 2024, we did not repay any principal balance or make interest payments on the Mock Notes.

We recorded interest expense of $24,578 and $24,375 for the three months ended September 30, 2025 and 2024, respectively, and $73,733 and $66,041 for the nine months ended September 30, 2025 and 2024, respectively, related to the DE New Notes and Mock Notes. As of September 30, 2025 and December 31, 2024, we had a balance in accrued interest – related parties of $164,150 and $90,417, respectively, on our condensed consolidated balance sheets related to the Mock Notes.

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

On December 6, 2024, we entered into a second Bank United Loan Agreement (“Second BKU Term Loan”) for $2.0 million to finance the acquisition of Elle. The Second BKU Term Loan carries a 1.0% origination fee and matures in December 2027. Similar to the First BKU Term Loan, the Second BKU Term Loan has a declining prepayment penalty equal to 3% in year one, 2% in year two and 1% in year three of the outstanding balance. (The First BKU Term Loan, Second BKU Term Loan, BKU Line of Credit and BKU Commercial Card are collectively referred to as the “Bank United Credit Facility”).

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the nine months ended September 30, 2025 and the year ended December 31, 2024, we did not use the BKU Commercial Card. During each of the three months ended September 30, 2025 and 2024, we made payments in the amount of $354,621, inclusive of $81,596 and $103,279, respectively, of interest related to the First BKU Term Loan. During each of the nine months ended September 30, 2025 and 2024, we made payments in the amount of $1,063,862, inclusive of $259,515 and $324,015, respectively, related to the First BKU Term Loan. During the three and nine months ended September 30, 2025, we made payments in amount of $185,995 and $557,986, inclusive of $30,115 and $98,052, respectively, of interest related to the Second BKU Term Loan. During the three and nine months ended September 30, 2024, there were no payments made in connection with the Second BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the three months ended September 30, 2025 and 2024, we recorded interest expense and made payments of $5,000 and $9,161, respectively, and $20,217 and $26,444 for the nine months ended September 30, 2025 and 2024, respectively, related to the BKU Line of Credit.

As of September 30, 2025, we had a balance of $1,778,083 classified as current liabilities and $3,446,960 classified as noncurrent liabilities, net of $75,724 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2024, we had a balance of $1,686,018 classified as current liabilities and $4,782,271 classified as noncurrent liabilities, net of $96,759 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan.  During the nine months ended September 30, 2025, we repaid $400,000 of the BKU Line of Credit for a period of 30-days in compliance with the covenants of the BKU Line of Credit. Once the 30-day period was done on July 11, 2025, the Company drew $400,000 on the BKU Line of Credit. As of September 30, 2025 and December 31, 2024, we had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $7,012 and $4,206 for the three months ended September 30, 2025 and 2024, respectively, and $21,035 and $12,617 for the nine months ended September 30, 2025 and 2024, respectively.

The BankUnited Credit Facility contains financial covenants tested semi-annually, on June 30th and December 31st, on a trailing twelve-month basis that require us to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires us to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000. As of September 30, 2025, we believe that we are in compliance with all of the debt covenants.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, as amended, which have not been remediated as of the date of the filing of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 28, 2025, William O’Dowd, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) (the “10b5-1 Plan”). The 10b5-1 Plan covers the purchase of $5,000 worth of shares of the Company’s common stock per week, with no limit price. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is estimated to be from December 1, 2025 until December 31, 2026, or earlier if all transactions under the trading arrangement are completed. No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the third quarter of 2025

The following information is included in this Item 5 in lieu of filing a Form 8-K:

Item 3.02 Unregistered Sales of Equity Securities.

Between August 29, 2025 and November 12, 2025, the Company entered into two subscription agreements (the “Subscription Agreements”) with investors for two convertible promissory notes (each a “Note”) each in the aggregate principal amount of $100,000 and received cash proceeds of $200,000. The Notes bear interest at a rate of 10% per annum. The noteholders may convert the principal balance of the Notes and any accrued interest thereon at any time before the maturity date of the Notes into common stock of the Company (“Common Stock”). One of the Notes matures three years from its issuance date and is convertible at $1.67 per share of Common Stock. The other Note matures five years from its issuance date and is convertible at $1.28 per share of Common Stock. The conversion prices for these Notes were either above or the closing price of the Common Stock on the Nasdaq Stock Market on the respective dates of those Notes.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on May 13, 2025 (File No. 001-38331))
3.2	Bylaws of Dolphin Digital Media, Inc. dated as of December 3, 2014 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on December 9, 2014 (File No. 000-560621))
4.1	Form of Dolphin Entertainment LLC Convertible Note (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on May 13, 2025 (File No. 001-38331))
4.2	Lincoln Park Registration Rights Agreement dated August 12, 2025 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed on August 14, 2025 (File No. 001-38331))
10.1	Bass Consulting Agreement dated May 13, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 13, 2025 (File No. 001-38331))
10.2	Dolphin Entertainment LLC Note Exchange Agreement Dolphin Entertainment LLC Note Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 13, 2025 (File No. 001-38331))
10.3	Lincoln Park Purchase Agreement dated August 12, 2025 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2025 (File No. 001-38331))
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.SCH*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 12, 2025.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
Name: William O’Dowd IV
Chief Executive Officer

By:	/s/ Mirta A Negrini
Name: Mirta A Negrini
Chief Financial Officer

