Form 10-K
period 2025-12-31
Dolphin Entertainment, Inc.
filed 2026-03-27
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,420,193

Number of shares outstanding of the registrant’s common stock as of March 20, 2026: 12,419,646

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2025.

TABLE OF CONTENTS

FORM 10-K

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K contain “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and intentions and are not historical facts and typically are identified by use of terms such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” “will,” “would” and similar words, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included herein represent management’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. Specifically, this Form 10-K contains forward-looking statements regarding:

•	the effects of a challenging economy on the demand for our marketing services, on our clients’ financial condition and our business or financial condition;
•	risks associated with assumptions we make in connection with our critical accounting estimates, including changes in assumptions associated with any effects of a weakened economy;
•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;
•	our expectations regarding the potential benefits and synergies we can derive from our acquisitions;
•	our expectations to offer clients a broad array of interrelated services, the impact of such strategy on our future profitability and growth and our belief regarding our resulting market position;
•	our beliefs regarding our competitive advantages;
•	our intention to hire new individuals or teams whose existing books of business and talent rosters can be accretive to revenues and profits of the business and our expectations regarding the impact of such additional hires on the growth of our revenues and profits;
•	our beliefs regarding the drivers of growth in the entertainment publicity and marketing segment, the timing of such anticipated growth trend and its resulting impact on the overall revenue;
•	our intention to expand into television production in the near future;
•	our belief regarding the transferability of 42West, The Door, Shore Fire, The Digital Dept., Special Projects and Elle’s skills and experience to related business sectors and our intention to expand our involvement in those areas;
•	our intention to selectively pursue complementary acquisitions to enforce our competitive advantages, scale and grow, our belief that such acquisitions will create synergistic opportunities and increased profits and cash flows, and our expectation regarding the timing of such acquisitions;
•	changes in consumer behavior, as well as evolving technologies (such as artificial intelligence) that may negatively impact our business, financial condition and results of operations;
•	our expectations to raise funds through loans, additional sales of our common stock, securities convertible into our common stock, debt securities or a combination of financing alternatives;
•	our intention to implement improvements to address material weaknesses in internal control over financial reporting.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to continue as a going concern;
•	our history of net losses and our ability to generate a profit;
•	our significant indebtedness and our ability to obtain additional financing or service the existing indebtedness;
•	the volatility of the price of our common stock and the possibility that stockholders could incur substantial losses;
•	our ability to accurately predict our clients’ acceptance of our differentiated business model that offers interrelated services;
•	our ability to successfully identify and complete acquisitions in line with our growth strategy and anticipated timeline, and to realize the anticipated benefits of those acquisitions;
•	any failure to maintain the security and functionality of our information systems or to defend against or otherwise prevent a cybersecurity attack or breach;
•	our ability to maintain compliance with Nasdaq listing requirements;
•	adverse events, trends and changes in the entertainment or entertainment marketing industries that could negatively impact our operations and ability to generate revenues;

ii

•	loss of a significant number of entertainment publicity and marketing clients and the ability of our clients to terminate or alter our business relationship on short notice;
•	the ability of key clients to increase their marketing budgets as anticipated;
•	our ability to continue to successfully identify and hire new individuals or teams who will provide growth opportunities;
•	uncertainty that our strategy of hiring of new individuals or teams will positively impact our revenues and profits;
•	lack of demand for strategic communications services by traditional and non-traditional media clients who are expanding their activities in the content production, branding and consumer products public relation sectors;
•	economic factors that adversely impact the entertainment industry, as well as advertising, production and distribution revenue in the online and motion picture industries;
•	economic factors that adversely impact the food and hospitality industries;
•	competition for talent and other resources within the industry and our ability to enter into agreements with talent under favorable terms;
•	our ability to attract and/or retain the highly specialized services of the 42West, The Door, Shore Fire, The Digital Dept., Special Projects, Elle executives and employees and our CEO;
•	availability of financing from investors under favorable terms;
•	potential dilution of our stockholder interests resulting from our issuance of equity securities;
•	our Series C Convertible Preferred shareholder’s significant voting power limiting the ability of our common shareholders to influence our business;
•	our ability to adequately address material weaknesses in internal control over financial reporting; and
•	uncertainties regarding the outcome of pending litigation.

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

ITEM 1. BUSINESS

Overview

We are a leading independent entertainment marketing and production company. Through our subsidiaries, 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), The Digital Dept, LLC (“The Digital Dept.”), Elle Communications, LLC (“Elle”) and Special Projects Media, LLC (“Special Projects”) we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality, lifestyle and charitable industries. 42West (Film and Television, Gaming), Shore Fire (Music), The Door (Culinary, Hospitality, Lifestyle) and Elle (Impact, Philanthropy, Non-Profit) are each recognized global public relations and marketing leaders for the industries they serve. As a group, we were recognized as the #1 Public Relations firm in the country in the prestigious Observer rankings in 2025. The Digital Dept. (formerly, Socialyte and Be Social) provides influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Special Projects is the entertainment industry’s leading celebrity booking firm, specializing in uniting brands and events with celebrities and influencers across the entertainment, media, fashion, consumer product and tech industries. Dolphin’s legacy content production business, Dolphin Films, Inc. (“Dolphin Films”), founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We were first incorporated in the State of Nevada on March 7, 1995 and domesticated in the State of Florida on December 4, 2014. Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN”.

We currently operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, Shore Fire, The Door, Elle, The Digital Dept. and Special Projects and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, social media and influencer marketing and celebrity booking. The content production segment is composed of Dolphin Films and a department within Dolphin, which develop, produce and distribute feature films, television and digital content.

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

 Growth Opportunities and Strategies

For Dolphin 1.0, we are focused on driving growth through the following efforts:

Expand and grow 42West to serve more clients with a broad array of interrelated services. We believe that the launch and growth of a large number of streaming services over the last several years represents tremendous organic growth opportunities for 42West, due to the increase in potential new clients and a larger number of individual projects to promote.

Enhanced by Dolphin’s acquisition of The Digital Dept., 42West has the ability to both structure influencer marketing campaigns and to create promotional and marketing content for clients, which are critical services for entertainment content marketers in today’s digital world.

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

Expand The Digital Dept.’s Talent Roster + Platform Presence. The Digital Dept. has a well-known influencer talent management roster, representing over 300 individual talent that tend to specialize in the beauty, fashion and wellness industries, and that tend to use Instagram as their primary user engagement platform. We plan to strategically scale into new verticals with significant potential, including the highly lucrative skin care/cosmetics/beauty vertical, which has a long history of branding and co-marketing partnerships with the entertainment industry. Additionally, broadening our talent pool across platforms like TikTok and YouTube will allow us to offer brand partners premium access to the coveted Young Adult segment. These are sizable addressable markets that add another dimension to our growth strategy. We believe they present promising avenues for further diversification and expansion.

Diversify The Digital Dept.’s Brand Client Bases. The Digital Dept. has a division dedicated to working with brands to create the strategy and subsequently execute influencer marketing campaigns, with a specialization in the beauty, fashion and wellness industries. Through 42West, The Door, Shore Fire and Elle, The Digital Dept. can offer their services to several new verticals, including motion picture and television content, podcasts, musical artists and labels, restaurant groups, hotels and resorts, the travel industry, the video gaming industry, charitable organizations and the marketers of broader consumer products. The ability for The Digital Dept. to reach clients of 42West, The Door, Shore Fire and Elle provides The Digital Dept. with the opportunity to diversify its client base, while allowing 42West, The Door, Shore Fire and Elle to increase their service offerings to existing and future clients, potentially driving increased revenues.

Expand The Digital Dept.’s Influencer Event Business to New Markets. The Digital Dept. has a division dedicated to producing influencer “showrooms,” wherein The Digital Dept. rents a venue and hosts up to 200 influencers over 2 days to sample a wide variety of beauty, fashion and wellness products. Since 2021, The Digital Dept. has hosted multiple such showrooms per year in Los Angeles, New York, Nashville and Miami. In 2026, we plan to add additional showrooms to further expand this successful format

Leverage Special Projects’ Industry Reputation and Position to Expand Clientele. Special Projects already books celebrity talent to marquee events across the entertainment, media, fashion, consumer product and tech verticals. 42West, Shore Fire and The Door all have multiple clients that regularly seek to book celebrities for commercial endorsement or seek to host events with celebrity attendance to garner out-sized media coverage. The ability for Special Projects to reach clients of 42West, The Door and Shore Fire provides Special Projects with the opportunity to expand its clientele, while allowing 42West, The Door and Shore Fire to increase their service offerings to existing and future clients, potentially driving increased revenues.

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

Develop Consumer Products. We believe there are many consumer product categories that have strong historical influence from either celebrities, influencers, athletes or the entertainment industry in general, including liquor, cosmetics, skin care, fashion, supplements, and wellness products, to name just a few. Across our public relations firms and The Digital Dept., we represent both brands in these verticals, as well as many individual celebrities, athletes and influencers, with proprietary consumer products in these verticals. We believe we can conceive and partner with leading producers and distributors across several consumer product verticals to launch a wide variety of products that leverage our ability to access celebrity and influencer talent, as well as run best-in-class earned media marketing campaigns to launch brand awareness, maintain brand prominence, and enhance sales and distribution efforts.

Entertainment Publicity and Marketing

42West

Through 42West, an entertainment public relations agency, we offer talent publicity, entertainment (motion picture and television) marketing, video game marketing, entertainment consumer product marketing, and strategic communications services. Prior to its acquisition, 42West grew to become one of the largest independently-owned public relations firms in the entertainment industry, and after the acquisition, in March 2022, 42West was ranked #2 in the annual rankings of the nation’s Power 50 PR firms by the New York Observer, the highest position held by an entertainment public relations firm until the Dolphin group was ranked #1 in 2025. As such, we believe that 42West has served, and will continue to serve, as an “acquisition magnet” for us to acquire new members of our marketing “super group,” which has the ability to provide synergistic new members with the opportunity to grow revenues and profits through 42West’s access, relationships and experience in the entertainment industry.

Marketing professionals at 42West develop and execute marketing and publicity strategies for dozens of movies and television shows annually, as well as for individual actors, filmmakers, recording artists, video game publishers, and authors. Through 42West, we provide services in the following areas:

Entertainment Marketing

We provide marketing direction, public relations counsel and media strategy for productions (including theatrical films, DVD and VOD releases, television programs, and online series) as well as content producers, ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. Our capabilities include running campaigns for worldwide studio releases, independent films, television programming and digital productions. We provide entertainment marketing services in connection with film festivals, awards campaigns, event publicity and red-carpet management.

Talent Publicity

We focus on creating and implementing strategic communication campaigns for performers and entertainers, including film, television and Broadway stars. Our talent roster includes multiple Oscar-, Emmy- and Tony-winning actors. Our services in this area include ongoing strategic counsel, media relations, studio/ network/ charity/ corporate liaison and event support.

Video Game Publicity

We provide marketing direction, public relations counsel and media strategy for video game publishers and other entities in the video gaming industry. Our capabilities include global game releases (web, console and mobile), independent releases, and various gaming events.

 Entertainment Consumer Product Marketing

We provide marketing direction, public relations counsel and media strategy for consumer product companies and divisions of major entertainment studios, and entertainment memorabilia companies. Our capabilities include product launch and feature releases, media strategy, and industry conference execution.

Strategic Communications

Our strategic communications team advises brands and non-profits seeking to utilize entertainment and pop culture in their marketing campaigns. We also help companies define objectives, develop messaging, create brand identities, and construct long-term strategies to achieve specific goals, as well as manage functions such as media relations or internal communications on a day-to-day basis. Our clients include major studios and production companies, record labels, media conglomerates, technology companies, philanthropic organizations, talent guilds, and trade associations, as well as a wide variety of high-profile individuals, ranging from major movie and stars to top executives and entrepreneurs.

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

The Door

Through The Door, a hospitality, lifestyle and consumer products public relations agency, we offer traditional public relations services, as well as social media marketing, creative branding, and strategic counsel. Prior to its acquisition, The Door was widely considered the leading independent public relations firm in the hospitality and lifestyle industries. Among other benefits, The Door acquisition expanded our entertainment verticals through the addition of celebrity chefs and their restaurants, as well as with live events, such as some of the most prestigious and well-attended food and wine festivals in the United States. Our public relations and marketing professionals at The Door develop and execute marketing and publicity strategies for dozens of restaurant and hotel groups annually, as well as for individual chefs, live events, and consumer-facing corporations.

 Elle

Through Elle, we specialize in social and environmental impact public relations services for a client roster of mission-centered brands, nonprofits and philanthropic foundations, social enterprises, and ethically made products. Elle’s dedicated teams in New York and Los Angeles develop marketing and publicity strategies for non-profits.

The Digital Dept.

Through The Digital Dept. we offer management for individual influencers, brand marketing services (both paid and organic influencer marketing campaigns) and influencer event development and production services, with teams in New York, Los Angeles, Miami and Nashville. The Digital Dept. has a talent management roster of more than 300 market-leading influencers, representing some of the most sought-after creators, from digital-only to celebrity-level talent. The Digital Dept.’s brands division represents some of the world's most iconic brands, providing a full suite of services for paid and organic influencer campaigns, from strategy and casting, through execution and delivery, with in-depth analytics and reporting. The Digital Dept.’s events division produces both proprietary showrooms to connect brands and influencers, as well as custom events for specific brands, at locations across Los Angeles, New York, Nashville and Miami.

 Special Projects

Special Projects is a celebrity booking and special events agency that elevates media, fashion, and lifestyle brands through the curation of celebrity engagement and attendance. Trusted by both companies and public figures, Special Projects creates opportunities that garner press, build engagement, drive sales, and uniquely position our partners within the zeitgeist. Its core services include talent strategy and partnerships, event activation and guest list curation, and brand amplification through celebrities, influencers, and culture-defining personalities. Its keen trend-spotting and cultural forecasting abilities allow us to keep our finger on the pulse of pop culture and highlight new talents before they hit the mainstream.

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

The Blue Angels documentary motion picture was released in theatres on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024.  We continue to earn revenue from a version of The Blue Angels adapted for IMAX theatres in museums nationwide. During 2025, we recorded revenue of $0.2 million related to these museum theatres.

In February, 2025, Dolphin Films partnered with Aircraft Productions of Toronto, Canada to produce a re-boot of the popular 1986 MGM hockey movie “Youngblood.” In December 2025, we entered into a distribution agreement with Well Go USA, Inc. (“Well Go”) to distribute the film across all media in the United States. The film premiered in theaters on March 6, 2026.

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

We believe that we compete on the basis of the following competitive strengths:

•	Market Reputations of 42West, Shore Fire, The Door and Elle — 42West, Shore Fire, The Door and Elle consistently rank among the most prestigious and powerful public relations firms in the United States (as a group we were ranked as the #1 Public Relations firm in the United States in 2025, as published by the New York Observer), which is a significant competitive advantage given the nature of the entertainment marketing and public relations industry, in which “perception is power;”

•	An Exceptional Management Team—our CEO, Mr. O’Dowd, has a 25-year history of producing and delivering high-quality family entertainment. In addition, 42West’s CEO, Amanda Lundberg, The Door’s CEO, Charlie Dougiello, and President, Lois O’Neill, Shore Fire’s President Marilyn Laverty and Elle’s CEO Danielle Finck are all longtime public relations practitioners, with decades of experience, and are widely recognized as among the top communications strategists in the entertainment, hospitality and music industries, as evidenced by the market reputation of their companies. Furthermore, The Digital Dept. Co-CEOs, Ali Grant and Sarah Boyd, are widely respected influencer marketing experts who have built their reputations from the very beginning of the industry 15 years ago. Lastly, Nicole Vecchiarelli and Andrea Oliveri, Co-CEOs of Special Projects, are considered best-in-class in celebrity curation and booking;

•	Our Ability to Offer Interrelated Services—we believe that our ability to offer influencer marketing expertise and experiential marketing for our 42West, The Door, Shore Fire, and Elle clients, primarily through the services of The Digital Dept., and Special Projects, will allow us to expand and grow our relationships with existing clients and also attract new ones; and,

•	Our Ability to Offer Services Across Multiple Verticals of Entertainment – we believe that our ability to offer relationship access and marketing reach across all of the film, television, podcast, music, celebrity chef, hospitality and gaming industries will be attractive to marketers of consumer products who desire a broad campaign across pop culture, which will allow us to expand our client base and grow the size of our campaigns.

Human Capital Management

Our People and Culture

Because our business is predominantly service-based, the quality of the personnel we employ is crucial to our success and growth. Our employees and contractors are our most valuable assets. We believe our relationship with our employees is great and we have been recognized by Crain’s and others as a great place to work. We also utilize consultants in the ordinary course of our business and hire additional employees on a project-by-project basis in connection with the production of digital media projects or motion pictures. We conduct training and development in our subsidiaries to ensure our employees maintain the quality for which we are known.

As of March 11 2026, we had 271 full-time employees, all of which are located within the United States.

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

We have a history of net losses and may be unable to generate sufficient revenue to achieve profitability in the future. For the fiscal years ended December 31, 2025 and 2024, our net loss was $3,088,768 and $12,603,225, respectively. Our accumulated deficit was $149,303,197 and $146,214,429 at December 31, 2025 and 2024, respectively. Our ability to generate net profit in the future will depend on our ability to realize the financial benefits from the operations of 42West, The Door, Shore Fire, The Digital Dept., Special Projects, and Elle and the success of our Dolphin 2.0 initiatives, as no single project is likely to generate sufficient revenue to cover our operating expenses. If we are unable to generate net profit at some point, we will not be able to meet our debt service or working capital requirements. As a result, we may need to (i) issue additional equity, which could substantially dilute the value of your share holdings, (ii) sell a portion or all of our assets, including any project rights which might have otherwise generated revenue, or (iii) cease operations.

We currently have substantial indebtedness which may adversely affect our cash flow and business operations and may affect our ability to continue to operate as a going concern.

The table below sets forth our total principal amount of debt as of December 31, 2025 and 2024.

	December 31,
	2025	2024
Related party debt (noncurrent)	$3,225,985	$3,225,985
Non-convertible promissory notes (current and noncurrent)	5,080,000	3,880,000
Convertible notes payable (current and noncurrent)	7,710,000	5,100,000
Convertible note payable – fair value option (noncurrent)	270,000	320,000
Term loans (current and noncurrent)	4,790,690	6,468,289
Revolving line of credit (current)	400,000	400,000
Non-convertible promissory note – Socialyte (current)	3,000,000	3,000,000
Total principal amount of debt	$24,476,675	$22,394,274

Our indebtedness could have important negative consequences, including:

•	our ability to obtain additional financing for working capital, capital expenditures, future productions or other purposes may be impaired, or such financing may not be available on favorable terms or at all;

•	we may have to pay higher interest rates upon obtaining future financing, thereby reducing our cash flows; and

•	we may need a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities.

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

Our stock price has been volatile and may continue to be volatile in the future. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may or may not coincide in timing with the disclosure of news or developments by us. The stock market in general, and the market for entertainment companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	announcements of state-of-the-art means of content production and entertainment publicity and marketing, or those of companies that are perceived to be similar to us;

•	announcements related to any delays in production or rollout of entertainment content;

•	our ability to meet or exceed the rapidly-changing expectations of our clients;

•	news that audience acceptance of and interest in our digital media productions, and therefore the commercial success of our content production business, is lower or higher than we expected;

•	our ability to adapt to rapid change in technology (including artificial intelligence), forms of delivery, storage, and consumer preferences related to digital content;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	trading volume of our common stock;

•	developments concerning our collaborations or partners;

•	the impact of any local or global pandemic and its effect on us;

•	the perception of the entertainment publicity and marketing or digital content production by the public, legislatures, regulators and the investment community;

•	developments or disputes concerning intellectual property rights;

•	significant lawsuits, including patent or shareholder litigation;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	sales of our common stock by us or our shareholders;

•	declines in the market prices of stocks generally or of companies that are perceived to be similar to us; and

•	general economic, industry and market conditions.

Our management has determined that our disclosure controls and procedures and our internal controls over financial reporting are not effective as we have identified material weaknesses in our internal controls.

As disclosed in Part II, Item 9A. Controls and Procedures of this Annual Report on Form 10-K, management concluded that for the years ended December 31, 2025 and 2024, our internal control over financial reporting was not effective and we identified several material weaknesses. Our management concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We had negative working capital of $4.6 million as of December 31, 2025. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate needing additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months.

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

Risks Related to Our Entertainment Publicity and Marketing Business

Our business could be adversely affected if we fail to retain the principal sellers, and/or other key employees of 42West, The Door, Shore Fire, The Digital Dept. Special Projects, and Elle and the clients they serve.

The success of our entertainment publicity and marketing business operated by 42West, The Door, Shore Fire, The Digital Dept., Special Projects, and Elle, our marketing subsidiaries, substantially depends on our ability to retain the services of certain key employees, including some of the former owners. If we lose the services of one or more of these individuals, our ability to successfully implement our business plan with respect to our entertainment publicity and marketing business and the value of our common stock could be materially adversely affected. Although we entered into employment agreements with each of the principal sellers, there can be no assurance that they will serve the terms of their respective employment agreements or choose to remain with us following the expiration of such terms. In addition, the employees of our marketing subsidiaries, and their skills and relationships with clients, are among our most valuable assets. An important aspect of the business’ competitiveness is its ability to retain such key employees. If our marketing subsidiaries fail to hire and retain a sufficient number of these key employees, it may have a material adverse effect on our overall business and results of operations.

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

If we are unable to adapt to changing client demands, social and cultural trends or emerging technologies (including artificial intelligence), we may not remain competitive and our business, revenues and operating results could suffer.

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

As is customary in the industry, our marketing subsidiaries’ agreements with their respective clients generally provide for termination by either party on relatively short notice, usually 30 to 90 days. Consequently, these clients may choose to reduce or terminate their relationships with us, on a relatively short time frame and for any reason. If a significant number of the marketing subsidiaries’ clients were to reduce the volume of business they conduct with us or terminate their relationships with us completely, this could have a material adverse effect upon our business and results of operations. A portion of our revenue is derived on a project-by-project basis. Clients may decide to use other creative branding and marketing companies for their projects which would have an adverse effect upon our business and results of operations.

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

From January 1, 2024 to December 31, 2025, the number of shares of our common stock issued and outstanding has increased from 9,109,766 to 12,221,432 shares. During this period, we issued approximately (i) 1.4 million aggregate shares of our common stock as consideration or earnout consideration for acquisitions; (ii) 0.7 million shares to Lincoln Park Capital Fund LLC (“Lincoln Park”) related to the 2022 and 2025 purchase agreements with them; (iii) 0.8 million shares to certain holders of convertible notes that exercised their right to convert all or a portion of their convertible notes; and (iv) 0.2 million shares as stock compensation to certain employees and consultants. As of December 31, 2025, we had outstanding convertible notes payable that as of the date of this report are still outstanding in the aggregate principal amount of $7.7 million, which are convertible using a 30-day trading average stock price, 90-day trading average stock price, a fixed stock price or stated floor price based on the terms of the respective convertible notes payable. We also have an outstanding convertible note payable with a principal amount of $500,000, which is convertible at $7.82 per share. In addition, during 2025, our CEO exchanged notes payable with a principal balance of $2.2 million into convertible notes that may be converted at $1.00 per share and are still outstanding as of the date of this report. As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted.

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

The Series C Convertible Preferred Stock is held by Dolphin Entertainment LLC, an entity owned by Mr. O’Dowd. As of December 31, 2025, Series C Preferred Stock is convertible into 2,369,470 shares of our common stock. A stock restriction agreement entered into with Mr. O’Dowd in 2020, as amended, prohibits the conversion of Series C Convertible Preferred Stock into common stock unless the majority of the independent directors of the Board vote to remove the restriction. The stock restriction agreement will be immediately terminated upon a change of control as defined in the agreement. On January 21, 2025, the Company’s shareholders approved an amendment to the terms of the Series C Convertible Preferred Stock included in our Articles of Incorporation to decrease the number of votes per share of common stock the Series C is convertible into from ten votes per share to three votes per share to comply with the Nasdaq voting rights rule (Rule 5640). As of December 31, 2025, the Series C Preferred Stock is entitled to 7,108,410 votes which was approximately 37% of the voting securities on that date. The holder of Series C Convertible Preferred Stock is entitled to vote together as a single class on all matters upon which common shareholders are entitled to vote. Your voting rights will be diluted as a result of these super voting rights.

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

On August 12, 2025, the Company entered into a purchase agreement (the “LP 2025 Purchase Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $15 million of our common stock. Concurrently with the execution of the LP 2025 Purchase Agreement, we issued 244,698 shares of common stock to Lincoln Park as a commitment fee. We may issue up to 122,349 additional shares of our common stock pro-rata, as a commitment fee, in connection with the sale of common stock to Lincoln Park.

The purchase shares sold pursuant to the LP 2025 Purchase Agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period. The purchase price for shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We have the right to control the timing and amount of any sales of our shares to Lincoln Park in our sole discretion, subject to certain limits on the number of shares that can be sold on a given date. Sales of shares of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. Therefore, Lincoln Park may ultimately purchase all, some or none of the shares of our common stock that may be sold pursuant to the LP 2025 Purchase Agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales, which could have a materially adverse effect on our business and operations.

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

ITEM 3. LEGAL PROCEEDINGS

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against NSL Ventures (“NSL”), the Socialyte seller, and its principals alleging that the defendants breached the Socialyte Purchase Agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. On September 16, 2024, the defendants answered the Complaint with a general denial and affirmative defenses. On September 16, 2024 defendant NSL also filed a Cross-complaint against the Company and Social Midco, LLC, alleging a single cause of action for breach of contract. The Company and Social Midco answered the cross-complaint on October 1, 2024. Trial has been scheduled by the Court for July 2026. Due to the early stage of the litigation, an estimate of any possible loss or range of loss cannot be made at this time. The Company may be subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. In the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of our Common Stock

Our common stock trades on The Nasdaq Capital Market under the symbol “DLPN.”

As of March 11, 2026, there were approximately 309 shareholders of record, of our issued and outstanding shares of common stock based on information provided by our transfer agent.

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

Through our subsidiaries, 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Elle Communications, LLC (“Elle”), The Digital Dept, LLC (“The Digital Dept.”) and Special Projects Media, LLC (“Special Projects”) we provide expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality, lifestyle and charitable industries. 42West (Film and Television, Gaming), Shore Fire (Music), The Door (Culinary, Hospitality, Lifestyle) and Elle (Impact, Philanthropy, Non-Profit) are each recognized global public relations and marketing leaders for the industries they serve. As a group, they were recognized as the #1 PR firm in the country in the prestigious Observer rankings in 2025. The Digital Dept. provides influencer marketing capabilities through divisions dedicated to influencer talent management, brand campaign strategy and execution, and influencer event ideation and production. Dolphin’s legacy content production business, Dolphin Films, founded by our Emmy-nominated Chief Executive Officer, Bill O’Dowd, has produced multiple feature films and award-winning digital series, primarily aimed at family and young adult markets.

We have established an acquisition strategy based on identifying and acquiring companies that complement our existing entertainment publicity and marketing services and content production businesses. We believe that complementary businesses can create synergistic opportunities and bolster profits and cash flow. While we may acquire additional companies in the future, we are not in active negotiations with any such companies, and there is no assurance that we will be successful in acquiring any additional companies, whether in 2026 or at all.

We have also established an investment strategy, “Ventures” or “Dolphin 2.0,” based upon identifying opportunities to develop internally owned assets, or acquire ownership stakes in others’ assets, in the categories of entertainment content, live events and consumer products. We believe these categories represent the types of assets wherein our expertise and relationships in entertainment marketing most influences the likelihood of success. We are in various stages of internal development and outside conversations on a wide range of opportunities within these Ventures. We intend to enter into Venture investments during 2026, but there is no assurance that we will be successful in doing so, whether in 2026 or at all.

Sale of Always Alpha Sports Management LLC

On November 14, 2025 (the AA Closing Date”), we sold all of the membership interests in Always Alpha Sports Management LLC (“Always Alpha”) to Always Alpha Holdings, LLC (“AA Holdings”), a Delaware limited liability company. As consideration for the sale we received on the AA Closing Date $243,417 in cash and three secured promissory notes each in the principal amount of $150,000 each with stated maturity dates of February, May and August 2026. On February 13, 2026, we received $150,000 as payment for the first promissory note. We also received 150,000 Class A common units of AA Holdings. As a result of the sale of Always Alpha, we recorded a gain on the sale of Always Alpha of $756,574 in our consolidated statement of operations.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, direct costs, payroll and benefits, selling, general and administrative expenses, legal and professional expenses, other income/expense and net income. Other income/expense consists mainly of interest expense, interest income and non-cash changes in fair value of liabilities,

We operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, The Door, Shore Fire, Elle, The Digital Dept. and Special Projects and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, influencer marketing, celebrity booking and live event production. The content production segment is composed of Dolphin Films and Dolphin Digital Studios, which produce and distribute feature films and digital content.

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

We earn entertainment publicity and marketing revenues primarily through the following:

•	Talent – We earn fees from creating and implementing strategic communication campaigns for performers and entertainers, including Oscar, Tony and Emmy winning film, theater and television stars, directors, producers, celebrity chefs and Grammy winning recording artists. Our services in this area include ongoing strategic counsel, media relations, studio and/or network liaison work, and event and tour support. We believe that the proliferation of content, both traditional and on social media, will lead to an increasing number of individuals seeking such services, which will drive growth and revenue in our Talent departments for several years to come.

•	Entertainment Marketing and Brand Strategy – We earn fees from providing marketing direction, public relations counsel and media strategy for entertainment content (including theatrical films, television programs, DVD and VOD releases, and online series) from virtually all the major studios and streaming services, as well as content producers ranging from individual filmmakers and creative artists to production companies, film financiers, DVD distributors, and other entities. In addition, we provide entertainment marketing services in connection with film festivals, food and wine festivals, awards campaigns, event publicity and red-carpet management. As part of our services, we offer marketing and publicity services tailored to reach diverse audiences. We also provide marketing direction targeted to the ideal consumer through a creative public relations and creative brand strategy for hotel and restaurant groups.

•	Strategic Communications – We earn fees by advising companies looking to create, raise or reposition their public profiles, primarily in the entertainment industry. We also help studios and filmmakers deal with controversial movies, as well as high-profile individuals, address sensitive situations. We believe that growth in the Strategic Communications division will be driven by increasing demand for these varied services by traditional and non-traditional media clients who are expanding their activities in the content production, branding, and consumer products PR sectors.

•	Digital Media Influencer Marketing Campaigns – We arrange strategic marketing agreements between brands and social media influencers, for both organic and paid campaigns. We also offer services for social media activations at events. Our services extend beyond our own captive influencer network, and we manage custom campaigns targeting specific demographics and locations, from ideation to delivery of results reports. We expect that our relationship with social media influencers will provide us the ability to offer these services to our existing clients in the entertainment and consumer products industries and will be accretive to our revenue.

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

In June 2022, we entered into an agreement with IMAX Corporation (“IMAX”) to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. IMAX and Dolphin each agreed to fund 50% of the production budget which was estimated at approximately $4 million. We paid $2,250,000 related to productions costs of The Blue Angels in connection with this agreement. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services LLC, (the “Amazon Agreement”) for the distribution rights of The Blue Angels. We derived $3.4 million from the Amazon Agreement. The Blue Angels documentary motion picture was released in theatres on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024.  We continue to earn revenue from a version of Blue Angels adapted for IMAX theatres in museums nationwide. During 2025, we recorded revenue of $0.2 million related to these museum theatres, and we estimate that we will derive an additional $0.7 million from sales at IMAX theatres in museums nationwide.

In February 2025, Dolphin Films partnered with Aircraft Productions of Toronto, Canada to produce a re-boot of the popular 1986 MGM hockey movie “Youngblood.” In December 2025, we entered into a distribution agreement with Well Go USA, Inc. (“Well Go”) to distribute the film across all media in the United States. The film was released in theaters on March 6, 2026.

Revenues

For the years ended December 31, 2025 and 2024, we derived substantially all of our revenues from our entertainment publicity and marketing segment. The entertainment publicity and marketing segment includes revenues from Elle from July 1, 2024 through December 31, 2025. It also includes revenue from Always Alpha from July 1, 2024 to November 14, 2025. We determined to sell Always Alpha and the transaction was closed on November 14, 2025.

For the years ended December 31, 2025 and 2024, our content production segment derived revenues from The Blue Angels documentary. During the year ended December 31, 2024, we also generated revenue in our content production segment from the distribution of Believe, a motion picture released in 2013.

The table below sets forth the percentage of total revenue derived from our segments for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Revenues:
Entertainment publicity and marketing	99.5%	93.4%
Content production	0.5%	6.6%
Total revenue	100%	100%

Expenses

Our expenses consist primarily of:

(1)	Direct costs – includes the amortization of film production costs related to The Blue Angels, using the individual film-forecast-computation method which amortizes film production costs in the same ratio as the current period actual revenue bears to estimated remaining unrecognized ultimate revenue. Direct costs also include certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business.

(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.

(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as separate expense items.

(4)	Acquisition costs – includes agreed upon payments related to the acquisitions of Special Projects that were made during the year ended December 31, 2025. For the year ended December 31, 2024, it includes legal, consulting and audit fees related to our acquisition of Elle.

(5)	Impairment of goodwill – includes an impairment charge related to ceasing operations in Viewpoint Computer Animation, Inc. (“Viewpoint”) and triggering events identified during the year ended December 31, 2024.

(6)	Write-off of notes receivable – includes the write-off of the notes receivable from Midnight Theatre during the year ended December 31, 2024. Refer to Note 8 to the consolidated financial statement elsewhere on this Annual Report on Form 10-K for additional information.

(7)

Change in fair value of contingent consideration – includes changes in the fair value of the contingent earn-out payment obligations for the acquisition of Elle during the year ended December 31, 2024. The fair value of the related contingent consideration is measured at every balance sheet date and any changes recorded on our consolidated statements of operations. There was no remaining contingent consideration outstanding as of December 31, 2025.

(8)

Gain on the sale of Always Alpha – includes the gain recognized on the sale of Always Alpha on November 14, 2025. Refer to Note 4 to the consolidated financial statements elsewhere on this Annual Report on Form 10-K for additional information.

(9)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(10)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the years ended December 31, 2025 and 2024, other income and expenses consisted primarily of: (1) changes in the fair values of convertible notes and warrants and (2) interest expense, net of nominal interest income. For the year ended December 31, 2025, we also recorded a loss on extinguishment of debt when we exchanged the promissory notes held by our CEO for convertible promissory notes. Refer to Note 14 to the consolidated financial statements elsewhere on this Annual Report on Form 10-K for additional information.

RESULTS OF OPERATIONS

Year ended December 31, 2025 as compared to year ended December 31, 2024

Revenues

For the years ended December 31, 2025 and 2024, our revenues were as follows:

	December 31,
	2025	2024
Revenues:
Entertainment publicity and marketing	$56,413,682	$48,263,843
Content production	285,707	3,412,141
Total revenue	$56,699,389	$51,684,984

Revenues from entertainment publicity and marketing increased by approximately $8.1 million, or 16.9%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

The increase for the year ended December 31, 2025 is primarily driven by increases across substantially all subsidiaries and inclusion of $1.8 million of Elle revenue and $0.3 million of Always Alpha revenue that were not present for the full year in 2024. This increase was offset by $0.6 million of revenue from Viewpoint that was closed in June of 2024. The remaining increase in revenue is attributed to organic growth across substantially all of our subsidiaries.

 Revenues from content production decreased by approximately $3.1 million during the year ended December 31, 2025, compared to the same period in the prior year, in connection with revenue generated from The Blue Angels documentary film, which was released in 2024.

Expenses

For the years ended December 31, 2025 and 2024, our operating expenses were as follows:

	December 31,
	2025	2024
Expenses:
Direct costs	$2,269,874	$3,266,461
Payroll and benefits	41,916,885	38,123,040
Selling, general and administrative	7,813,177	7,795,610
Acquisition costs	416,171	164,044
Impairment of goodwill	—	6,671,557
Write-off of notes receivables	—	1,270,000
Change in fair value of contingent consideration	—	50,000
Gain on the sale of Always Alpha Sports Management LLC	(756,574)	—
Depreciation and amortization	2,354,585	2,382,361
Legal and professional	2,724,329	2,447,083
Total expenses	$56,738,447	$62,170,156

Direct costs decreased by approximately $1.0 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease in direct costs for the year ended December 31, 2025 is directly attributable to $1.7 million more of capitalized production costs amortized for the production of The Blue Angels during the year ended December 31, 2024 as compared to the year ended December 31, 2025. Production costs are amortized using the individual film forecast method, based on current period revenues to management’s estimated remaining total gross revenue to be earned. The decrease was offset by an increase in direct costs of approximately $0.5 million for The Digital Dept. events and impairment of capitalized production costs for projects we no longer intend to produce in the amount of approximately $0.1 million.

Payroll and benefits expenses increased by approximately $3.8 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to the inclusion of additional payroll expenses for Elle and Always Alpha of $1.3 million and $0.7 million, respectively, over the payroll expense for these entities for the year ended December 31, 2024. This was offset by the removal of the Viewpoint payroll in the amount of $0.7 million present in 2024. The net increase of $2.2 million is related to additional headcount and commission to support the increase in revenue.

Selling, general and administrative expenses increased nominally for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Acquisition costs for the year ended December 31, 2025 were approximately $0.4 million, related to an agreed upon payment to the sellers of Special Projects for a working capital adjustment. Acquisition costs for the year ended December 31, 2024 were $0.2 million for legal, consulting and audit fees related to our acquisition of Elle on July 15, 2024.

There was no impairment of goodwill for the year ended December 31, 2025 compared to $6.7 million for the year ended December 31, 2024.

There was no write-off of notes receivable for the year ended December 31, 2025 compared to $1.3 million for the year ended December 31, 2024.

There was no change in fair value of contingent consideration for the year ended December 31, 2025 compared to $50,000 for the year ended December 31, 2024 because the contingent consideration for Elle was determined and fixed as of December 31, 2024 and paid in April of 2025. There was no remaining contingent consideration as of December 31, 2025.

On November 14, 2025, we sold the majority of our ownership stake in Always Alpha and recorded a gain on the sale of $0.8 million.

Depreciation and amortization expenses decreased nominally for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Legal and professional expenses increased by $0.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to the litigation with NSL Ventures. Refer to Note 25 to the consolidated financial statements elsewhere on this Annual Report on Form 10-K for additional information.

Other Expenses

	December 31,
	2025	2024
Other (expense) and income:
Change in fair value of convertible note	$50,000	$35,000
Change in fair value of warrants	—	5,000
Loss on extinguishment of debt	(835,324)	—
Interest expense, net	(2,195,024)	(2,070,199)
Total	$(2,980,348)	$(2,030,199)

Change in fair value of Convertible Note at Fair Value – We elected the fair value option for a convertible note issued in 2020. The fair value of the convertible note is re-measured at every balance sheet date and any changes are recorded on our consolidated statements of operations. For the years ended December 31, 2025 and 2024, we recorded gains in the change in fair value of the convertible note issued in 2020 in the amounts of $50.0 thousand and $35.0 thousand, respectively. None of the decreases in the value of the convertible note was attributable to instrument specific credit risk.

Change in fair value of warrants – The warrant issued with the convertible note payable at fair value issued in 2020 was initially measured at fair value at the time of issuance and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date, with changes in estimated fair value of the warrant liability recognized as other income or expense. The warrant expired on September 4, 2025. The change in fair value of the 2020 warrant that was not exercised decreased minimally for the year ended December 31, 2024. For the year ended December 31, 2025, there was no change in fair value.

Loss on extinguishment of debt – On May 12, 2025, we exchanged three nonconvertible promissory notes held by Dolphin Entertainment LLC, (“DE LLC”) an entity wholly owned by our Chief Executive Officer (“CEO”), Bill O’Dowd, for three convertible promissory notes. We determined that the transaction should be accounted for as an extinguishment of debt and recorded a loss on the extinguishment of debt of $0.8 million for the year ended December 31, 2025, for the difference between the carrying value of the nonconvertible notes payable and the fair value of the convertible notes payable on May 12, 2025.

Interest expense – Interest expense increased by $0.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase is primarily due to twenty-five convertible promissory notes, six nonconvertible promissory notes issued during the year ended December 31, 2025 and a full year of interest on the Second BKU Term Loan. The increase is offset by the amortization of $0.2 million related to the premium recognized on the extinguishment of debt upon the exchange of promissory notes for convertible promissory notes with our CEO. Refer to Note 14 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Income Tax Expense

We had an income tax expense of $69.4 thousand for the year ended December 31, 2025, compared to an expense of $87.9 thousand for the year ended December 31, 2024. The income tax expense for years ended December 31, 2025 and 2024 reflect the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

As of December 31, 2025, we have approximately $60.7 million of pre-tax net operating loss carryforwards for U.S. federal income tax purposes that begin to expire in 2028; federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire. Additionally, we have state net operating loss carryforwards amounting to $66.5 million that begin to expire in 2029. A portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe it is more likely than not that the deferred tax asset will not be realized, and we have accordingly recorded a full valuation allowance as of both December 31, 2025 and 2024.

Net Loss

Net loss was approximately $3.1 million or $0.27 per share based on 11,558,485 weighted average shares outstanding for basic and fully diluted loss per share for the year ended December 31, 2025.

Net loss was approximately $12.6 million or $1.22 per share based on 10,306,904 weighted average shares outstanding for basic and fully diluted loss per share for the year ended December 2024.

Net loss for the years ended December 31, 2025 and 2024, respectively, were related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended December 31,
	2025	2024
Statement of Cash Flows Data:
Net cash used in operating activities	$(2,027,597)	$(157,851)
Net cash provided by (used in) investing activities	233,075	(2,458,289)
Net cash provided by financing activities	2,347,265	4,184,295
Net increase in cash and cash equivalents and restricted cash	552,743	1,568,155

Cash and cash equivalents and restricted cash, beginning of period	9,128,846	7,560,691
Cash and cash equivalents and restricted cash, end of period	$9,681,589	$9,128,846

Operating Activities

Net cash used in operating activities was approximately $2.0 million for the year ended December 31, 2025, a change of $1.9 million from the year ended December 31, 2024. The increase in cash flows used in operating activities was primarily due to an increase of $1.3 million used in working capital, along with a decreased net income, after taking into account non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, impairment of capitalized production costs, gain on sale of Always Alpha, net loss on extinguishment of debt, impairment of goodwill and other non-cash losses.

Investing Activities

Cash flows provided by investing activities for the year ended December 31, 2025 were $0.2 million and were primarily due to the cash received from the sale of Always Alpha. Cash flows used in investing activities for year ended December 31, 2024 mainly related to the net issuance of $1.3 million of notes receivable to Midnight Theatre, and $1.2 million payment related to the acquisition of Elle, net of cash acquired.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $2.3 million and mainly related to:

Inflows:

•	$3.4 million proceeds from convertible notes payable; and
•	$1.2 million proceeds from the nonconvertible notes payable;

Outflows:

•	$0.5 million payment of contingent consideration related to the acquisition of Elle;
•	$1.7 million repayment of the first and second Bank United term loans; and
•	$0.1 million repayment of finance leases.

 Net cash provided by financing activities for the year ended December 31, 2024 was $4.2 million and mainly related to:

Inflows:

•	$2.1 million proceeds from related party loans;
•	$2.0 million proceeds from the second term loan from Bank United; and
•	$1.2 million proceeds from and the Lincoln Park facility;

Outflows:

•	$1.0 million of repayment of the first term loan; and
•	$0.1 million repayment of finance leases.

Debt and Financing Arrangements

Total debt amounted to $24.5 million as of December 31, 2025 compared to $22.4 million as of December 31, 2024, an increase of $2.1 million. The increase relates primarily to $3.8 million increase in convertible and nonconvertible promissory notes, offset by the repayment of the term loan. Our debt obligations in the next twelve months from December 31, 2025 increased to $6.6 million from $5.8 million, mainly due to an increase in the current portion of the Bank United Credit Facility (defined below in “BankUnited Loan Agreements – Refinancing Transaction”) in the amount of $0.1 million as compared to the current portion of the Bank United Credit Facility in the prior year and a net increase in the current portion of convertible and nonconvertible notes payable in the amount of $1.0 million as compared to the prior year. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

2025 Lincoln Park Transaction

On August 12, 2025, we entered into a purchase agreement (the “2025 LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15,000,000 of shares (the “Purchase Shares”) of our common stock, par value $0.015 per share over the thirty-six (36) month term of the 2025 LP Purchase Agreement. Concurrently with entering into the 2025 LP Purchase Agreement, we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2025 LP Purchase Agreement (the “2025 LP Registration Rights Agreement”).

Beginning one business day following the Commencement Date (as defined below) and thereafter, we may direct Lincoln Park, on any business day selected by us (the “Purchase Date”) to purchase up to 20,000 shares of our common stock if the closing sale price is not below $0.10 (each, a “Regular Purchase”); provided that the share amount under a Regular Purchase may be increased to up to 25,000 shares, up to 50,000 shares, up to 75,000 or up to 100,000 shares if the closing sale price of our common stock is not below $1.50, $1.75, $2.00 or $2.50, respectively, on the business day on which we initiate the Regular Purchase. However, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. Each Regular Purchase is subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2025 LP Purchase Agreement. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 97% of the lesser of: (i) the lowest sale price of our common stock during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of our common stock during the ten (10) business days prior to the Purchase Date. We shall have the right to submit a Regular Purchase notice to the Investor as often as every business day. A Regular Purchase notice is delivered to the Investor after the market has closed (i.e. after 4:00 P.M. Eastern Time) so that the Purchase Price is always fixed and known at the time we elect to sell shares to Lincoln Park.

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

The purchase price of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases and the minimum closing sale price for a Regular Purchase will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price. The aggregate number of shares that we can sell to Lincoln Park under the 2025 LP Purchase Agreement may in no case exceed 2,346,371 shares (subject to adjustment as described above) of our common stock (which is equal to approximately 19.99% of the shares of our common stock outstanding immediately prior to the execution of the 2025 LP Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue shares above the Exchange Cap, in which the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the 2025 LP Purchase Agreement equals or exceeds $1.12 per share (subject to adjustment as described above) (which represents the lower of (A) the official closing price of our common stock on Nasdaq immediately preceding the signing of the 2025 LP Purchase Agreement and (B) the average official closing price of our common stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the 2025 LP Purchase Agreement); provided that at no time may Lincoln Park (together with its affiliates) beneficially own more than 4.99% of our issued and outstanding common stock.

Under applicable rules of the NASDAQ Capital Market, we could not issue or sell more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the LP 2025 Purchase Agreement to Lincoln Park under the LP 2025 Purchase Agreement without shareholder approval. At a meeting held on November 10, 2025, our shareholders approved the issuance of up to $15 million of shares of our common stock pursuant to the LP 2025 Purchase Agreement.

On August 13, 2025, we issued 244,698 shares of our common stock to Lincoln Park as an initial fee for its commitment to Purchase Shares of our common stock under the 2025 LP Purchase Agreement (the “Initial Commitment Shares”). We may issue up to 122,349 additional shares of our common stock pro-rata in connection with the sale of Purchase Shares (the “Additional Commitment Shares, and together with the Initial Commitment Shares, the “Commitment Shares”). In connection with the 2025 LP Purchase Agreement, we incurred and capitalized $281,403 of equity issuance costs recorded in other current assets on our consolidated balance sheet.

 The 2025 LP Purchase Agreement contains customary representations, warranties, covenants, closing conditions, indemnification and termination provisions. Sales under the 2025 LP Purchase Agreement may commence only after certain conditions have been satisfied (the date on which all requisite conditions have been satisfied, the “Commencement Date”), which conditions include the filing of the Registration Statement (as defined below) covering the shares of our common stock issued or sold by us to Lincoln Park under the 2025 LP Purchase Agreement.

 The 2025 LP Purchase Agreement may be terminated by us at any time after the Commencement Date, at our sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the 2025 LP Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our common stock. Although we have agreed to reimburse Lincoln Park for a limited portion of the fees it incurred in connection with the 2025 LP Purchase Agreement, we did not pay any additional amounts to reimburse or otherwise compensate Lincoln Park in connection with the transaction, other than the issuance of the Commitment Shares.

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

On October 3, 2025, we filed a new registration statement on Form S-1 (the “Registration Statement” with the Securities Exchange Commission (the “SEC”) covering the resale of our common stock in accordance with the terms of the 2025 LP Registration Rights Agreement. The registration statement became effective on December 1, 2025.  As of the date of this report, we have not sold any shares to Lincoln Park under the 2025 LP Purchase Agreement.

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

During the year ended December 31, 2025, we did not sell shares under the LP 2022 Purchase Agreement.  During the year ended December 31, 2024, we sold 475,000 shares of common stock at prices ranging between $2.14 and $3.06 pursuant to the LP 2022 Purchase Agreement and received proceeds of $1.2 million. The LP 2022 Purchase Agreement expired in September 2025.

We evaluated the LP 2025 Purchase Agreement and the LP 2022 Purchase Agreement, considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”), because each includes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”). We concluded that they are equity-linked contracts that do not qualify for equity classification, and therefore require fair value accounting. We analyzed the terms of the freestanding put right in both agreements and concluded that it has insignificant value at the inception of each agreement and as of December 31, 2025 and 2024.

Convertible Notes Payable

As of December 31, 2025, we had thirty-one convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with maturity dates ranging between the first anniversary and the sixth anniversary of their respective issuances.

During the year ended December 31, 2025, four holders of convertible notes payable converted four convertible notes payable with an aggregate principal balance of $840,000 into 794,615 shares of our common stock. During the year ended December 31, 2024, no convertible note holders converted their convertible notes payable. We did not repay the principal balance of any of the convertible notes payable during the years ended December 31, 2025 and 2024.

On January 26, 2026, March 9, 2026 and March 18, 2026, three holders of three convertible notes payable with an aggregate principal balance of $310,000 converted the full principal amount of each of the convertible promissory notes payable into an aggregate of 291,672 shares of common stock, pursuant to the provisions of their respective convertible notes payable. On January 8, 2026, we issued a convertible note payable in the amount of $50,000 and received proceeds of $50,000. The note bears interest at a rate of 10% per annum, may be converted at a price of $1.60 per share and matures on the fourth anniversary of its issuance date.

The balance of each convertible notes payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Notes balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
100,000	30-day average closing market price of our common stock	$1.01
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
50,000	Fixed conversion price	$1.01
1,750,000	Fixed conversion price	$1.07
125,000	Fixed conversion price	$1.03
110,000	Fixed conversion price	$1.12
600,000	Fixed conversion price	$1.00
100,000	Fixed conversion price	$1.16
200,000	Fixed conversion price	$1.04
350,000	Fixed conversion price	$1.28
100,000	Fixed conversion price	$1.32
100,000	Fixed conversion price	$1.67
100,000	Fixed conversion price	$1.25
$7,710,000

As of December 31, 2025, the principal balances of $1.2 million and $6.5 million related to the convertible notes payable in current and noncurrent liabilities, respectively, were recorded on our consolidated balance sheet under the caption convertible notes payable. As of December 31, 2024, the total principal balance of $5.1 million related to the convertible notes payable was recorded in noncurrent liabilities on our consolidated balance sheet under the caption convertible notes payable.

We recorded interest expense related to these convertible notes payable of $672,290 and $510,250 during the year ended December 31, 2025 and 2024, respectively. In addition, we made cash interest payments amounting to $650,540 and $510,250 during the year ended December 31, 2025 and 2024, respectively, related to the convertible notes payable.

It is our experience that convertible notes payable, including their accrued interest, are converted into shares of our common stock and not settled through payment of cash. Although we are unable to predict the noteholder’s intentions, we do not expect any change from our past experience.

Convertible Note Payable at Fair Value

As of December 31, 2025, we have one convertible note payable outstanding with an aggregate principal amount of $0.5 million for which we elected the fair value option. As such, the estimated fair value of the convertible note payable was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible note payable with any changes in the fair value recorded in the consolidated statements of operations. The convertible note payable at fair value may be converted at a price of $7.82 per share, matures on March 4, 2030 and as of December 31, 2025, we had a balance of $0.3 million in noncurrent liabilities related to this convertible promissory note measured at fair value.

We recorded interest expense related to this convertible note payable at fair value of $39,472 during the years ended December 31, 2025 and 2024. In addition, we made cash interest payments amounting to $39,472 during the years ended December 31, 2025 and 2024 related to this convertible note payable at fair value.

We recorded a gain in fair value of $50,000 and $35,000 for the years ended December 31, 2025 and 2024, respectively, on our consolidated statements of operations related to this convertible note payable at fair value.

Nonconvertible Promissory Notes

During the year ended December 31, 2025, we issued six unsecured nonconvertible promissory notes and received proceeds of $1.2 million. As of December 31, 2025, we had outstanding eleven unsecured nonconvertible promissory notes in the aggregate amount of $5.1 million which bear interest at a rate of 10% per annum and mature between November 2025 and October 2030.

As of December 31, 2025 and 2024, we had a balance of $0.5 million and $0.8 million, respectively, recorded as current liabilities and $4.6 million and $3.1 million, respectively, in noncurrent liabilities on our consolidated balance sheets related to these unsecured nonconvertible promissory notes.

We recorded interest expense related to these nonconvertible promissory notes of $439,541 and $388,000 for the years ended December 31, 2025 and 2024, respectively. We made interest payments of $429,264 and $388,000 during the years ended December 31, 2025 and 2024, respectively, related to the nonconvertible promissory notes.

Unsecured Nonconvertible Promissory Notes – Socialyte

As discussed in Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, as part of the acquisition of Socialyte, we entered into an unsecured promissory note amounting to $3.0 million (“Socialyte Promissory Note”). The Socialyte Promissory Note matured on September 30, 2023 and was payable in two payments: $1.5 million on June 30, 2023 and $1.5 million on September 30, 2023. The Socialyte purchase agreement allows us to offset a working capital deficit against the Socialyte Promissory Note. As such, on June 30, 2023, we deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte. We filed a lawsuit against the seller of Socialyte and certain of its principals related to the Socialyte purchase agreement. Trial is currently scheduled for July of 2026.

As of December 31, 2025 and 2024, we have a balance of $3,000,000 in current liabilities under the caption notes payable, current portion in our consolidated balance sheets related to this note.

We recorded interest expense related to this Socialyte Promissory Note of $120,000 for the years ended December 31, 2025 and 2024. No interest payments were made during the year ended December 31, 2025 and 2024, related to the Socialyte Promissory Note.

Promissory Notes from Related Parties

Dolphin Entertainment, LLC Notes

We issued Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by our CEO, Bill O’Dowd, a nonconvertible promissory note with a principal balance of $1,107,873 which matures on December 31, 2026. On April 29, 2024 and June 10, 2024, we issued two nonconvertible promissory notes to DE LLC in the amounts of $1,000,000 and $135,000, respectively, which mature on April 29, 2029 and June 10, 2029, respectively, (collectively, “the DE LLC Notes”). The DE LLC Notes each bear interest at a rate of 10% per annum.

On May 12, 2025, we entered into an exchange agreement (the “Exchange Agreement”) with DE LLC, pursuant to which, we and DE LLC agreed to exchange the three nonconvertible promissory notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “DE New Notes”) in the same principal amounts. As consideration for the exchange, we and DE LLC agreed to extend the maturity dates on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The DE New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the DE New Notes and any accrued interest thereon at any time before the maturity date of the DE New Notes into our common stock at a price of $1.00 per share. We accounted for this exchange as an extinguishment of debt and recorded the difference between the carrying value of DE LLC Notes and the fair value of the DE New Notes of $0.8 million as a loss from extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2025. During the year ended December 31, 2025, we amortized approximately $0.2 million of the difference between the carrying value of the DE LLC Notes and the fair value of the DE New Notes. The amortization was recorded in interest expense, net on our consolidated statement of operations for the year ended December 31, 2025.

As of December 31, 2025 we had an aggregate principal balance of $2,904,357 related to the DE New Notes under the caption convertible note payable – related party in our consolidated balance sheet. As of December 31, 2024, we had an aggregate balance of $2,242,873 related to DE LLC Notes under the caption loans from related party. During year ended December 31, 2025, we did not repay any principal balance or make interest payments on the DE LLC Notes or the DE New Notes. During the year ended December 31, 2024, we made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

We recorded interest expense of $224,287 and $186,344, respectively, for the years ended December 31, 2025 and 2024 related to the DE LLC Notes and DE New Notes. As of December 31, 2025 and 2024, we had a balance in accrued interest – related parties of $488,054 and $263,767, respectively, on our consolidated balance sheets related to the DE LLC Notes and DE New Notes.

Mock Notes

During 2024, we issued three nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029, May 28, 2029 and December 30, 2029, respectively.

As of both December 31, 2025 and December 31, 2024, we had a principal balance of $983,112 related to the Mock Notes under the caption loans from related party in our consolidated balance sheets. For the year ended December 31, 2025 and 2024, we did not repay any principal balance or make interest payments on the Mock Notes.

We recorded interest expense of $98,311 and $90,417 for the years ended December 31, 2025 and 2024, respectively, related to Mock Notes. As of December 31, 2025 and 2024, we had a balance in accrued interest – related parties of $188,728 and $90,417, respectively, on our consolidated balance sheets related to the Mock Notes.

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

On December 6, 2024, we entered into a second loan agreement with Bank United (“Second BKU Term Loan”) for $2.0 million to finance the acquisition of Elle. The Second BKU Term Loan carries a 1.0% origination fee and matures in December 2027. Similar to the First BKU Term Loan, the Second BKU Term Loan has a declining prepayment penalty equal to 3% in year one, 2% in year two and 1% in year three of the outstanding balance. (The First BKU Term Loan, Second BKU Term Loan, BKU Line of Credit and BKU Commercial Card are collectively referred to as the “Bank United Credit Facility”).

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the years ended December 31, 2025 and 2024, we did not use the BKU Commercial Card. During both of the years ended December 31, 2025 and 2024, we made payments in the amount of $1,418,482, inclusive of $334,616 and $421,009 of interest related to the First BKU Term Loan, respectively. During the year ended December 31, 2025, we made payments of $743,981, inclusive of $125,007, of interest related to the Second BKU term Loan. No payments were made related to the Second BKU Term Loan during the year ended December 31, 2024.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the year ended December 31, 2025 and 2024, we recorded interest expense and made payments of $27,500 and $31,722, respectively, related to the BKU Line of Credit.

As of December 31, 2025, we had a balance of $1,813,760 classified as current liabilities and $2,976,930 classified as noncurrent liabilities, net of $71,518 of debt issuance costs, in our consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2024, we had a balance of $1,686,018 classified as current liabilities and $4,782,271 classified as noncurrent liabilities, net of $96,759 of debt issuance costs, in our consolidated balance sheet related to the First BKU Term Loan and Second BKU Term Loan. As of December 31, 2025 and 2024, we had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the BKU Credit Facility is included as a component of interest expense in the consolidated statements of operations and amounted to approximately $25,241 and $16,823 for the years ended December 31, 2025 and 2024, respectively.

The BankUnited Credit Facility contains financial covenants tested semi-annually, on June 30th and December 31st, on a trailing twelve-month basis that require us to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires us to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000. As of December 31, 2025, we believe that we are in compliance with all of the debt covenants.

IMAX Agreement

As discussed in Note 24 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, on June 24, 2022, we entered into The Blue Angels Agreement with IMAX. Under the terms of this agreement, we paid a total of $2,250,000 related to the production costs of The Blue Angels and recorded this amount as capitalized production costs.

On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services LLC, (the “Amazon Agreement”) for the distribution rights of The Blue Angels.  The Blue Angels documentary motion picture was released in theatres on May 17, 2024 and began streaming on Amazon Prime Video on May 23, 2024.

During the years ended December 31, 2025 and 2024, we recorded revenues of $0.2 million and $3.4 million, respectively, from the Amazon Agreement.

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

We consider the fair value estimates, including those related to acquisitions, valuations of goodwill, intangible assets, acquisition-related contingent consideration and convertible debt to be the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management. Further details on each item are discussed below. See Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for information pertaining to fair value adjustments.

Goodwill

Goodwill results from business combination acquisitions. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible assets and other intangible assets acquired. As of December 31, 2025, in connection with the acquisitions of our subsidiaries, we have a balance of $21.5 million of goodwill on our consolidated balance sheets which management has assigned to the entertainment publicity and marketing segment. We account for goodwill in accordance with ASC 350, “Intangibles—Goodwill and Other” (“ASC 350”). Goodwill is not amortized; however, it is assessed for impairment at least annually, or more frequently if triggering events occur. Our annual assessment is performed in the fourth quarter.

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

As part of our annual goodwill impairment review, we performed a quantitative assessment that determined that the fair value was greater than the carrying value of the reporting units in the entertainment publicity and marketing segment. No impairment in goodwill was recorded for the year ended December 31, 2025.

During the third quarter of 2024, our stock price declined and this, in combination with recurring net losses, resulted in our market capitalization being less than our book value. In addition, we adjusted downward the revenue projections of certain subsidiaries. We considered these to be triggering events and therefore performed a quantitative analysis of the fair value of goodwill as of August 31, 2024. As a result of this quantitative analysis, during the third quarter of 2024, we recorded an impairment of goodwill amounting to $6.5 million, which is included in the consolidated statement of operations for the year ended December 31, 2024. During the year ended December 31, 2024, we decided to close the Viewpoint subsidiary, and therefore we impaired goodwill for $0.2 million, which is the balance of goodwill attributable to Viewpoint immediately prior to the decision to shut down. This impairment is included in the consolidated statement of operations for the year ended December 31, 2024.

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

During each of the years ended December 31, 2025 and 2024, we amortized $2.3 million related to our intangible assets that was recorded in our consolidated statement of operations under the caption depreciation and amortization.

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

Estimation methods are used to determine the fair values of the liability and equity components of compound financial instruments and to determine the fair value of embedded derivatives included in hybrid financial instruments. Fair values of convertible debt are estimated using pricing models such as the Monte Carlo Simulation. Evaluating the reasonableness of these estimations and the assumptions and inputs used in the valuation methods requires a significant amount of judgement and is therefore subject to an inherent risk of error. See Note 12 and Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for information pertaining to fair value adjustments.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses identified in our internal control over financial reporting described below.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, as required by Exchange Act Rule 13a-15(c). The framework on which such evaluation was based is contained in the report entitled “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO Report”). We concluded that based on our evaluation, our internal control over financial reporting was not effective as of December 31, 2025, due to the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the quarter ended December 31, 2025.

Item 3.02 Unregistered Sales of Equity Securities.

Between December 30, 2025 and March 16, 2026, the Company entered into two subscription agreements (the “Subscription Agreements”) with investors for two convertible promissory notes (each a “Note”) in the aggregate principal amount of $150,000 and received cash proceeds of $150,000. The Notes bear interest at a rate of 10% per annum. The noteholders may convert the principal balance of the Notes and any accrued interest thereon at any time before the maturity date of the Notes into common stock of the Company (“Common Stock”).

One of the Notes, with a principal balance of $100,000 matures three years from its issuance date and is convertible at $1.32 per share of Common Stock. The other Note with a principal balance of $50,000 matures four years from its issuance date and is convertible at $1.60 per share of Common Stock. The conversion prices for these Notes were either at or above the closing price of the Common Stock on the Nasdaq Stock Market on the respective dates of issuance.

The foregoing description of the terms of the Subscription Agreements, the Notes, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the form of Subscription Agreement and the form of Note, which are included as Exhibits 4.3 and 10.6 to this Annual Report on Form 10-K and are incorporated herein by reference.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders. Alternatively, it will be included in an amendment to this Form 10-K, filed under cover of Form 10-K/A, no later than 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

See Item 8 for Financial Statements included with this Annual Report on Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits identified in the Exhibit Index below are included herein or incorporated by reference.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference

3.1	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc., as amended (incorporating all amendments through January 22, 2025).	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2025.
3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.
4.1	Registration Rights Agreement, dated July 5, 2018, by and among the Company and the Members party thereto.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11, 2018.
4.2	Description of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
4.3	Form of Convertible Promissory Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.
4.4	Registration Rights Agreement dated as of October 2, 2023, by and among Dolphin Entertainment, Inc., and the Sellers party thereto.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2023.
4.5	Registration Rights Agreement dated August 14, 2025 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2025.
4.6	Form of Dolphin Entertainment LLC Convertible Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2025.
10.1	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 8, 2017.

10.3	Purchase agreement dated August 12, 2025 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q, filed on August 14, 2025.
10.5	Membership Interest Purchase Agreement dated as of November 14, 2022, by and between Dolphin Entertainment, Inc. and NSL Ventures, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2022.
10.6	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.
10.7	Form of Second Amendment to Promissory Notes	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2025.
10.8	Form of Third Amendment to Promissory Notes	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2025.
10.9	Dolphin Entertainment LLC Note Exchange Agreement	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2025.
19.1	Insider Trading Policies and Procedures	Incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2025.
21.1	List of Subsidiaries of the Company.	Filed herewith.
23.1	Consent of Grant Thornton LLP	Filed herewith.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
97.1	Dolphin Entertainment Clawback Policy	Incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2025
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Dolphin Entertainment, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Fort Lauderdale, Florida

 March 27, 2026

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2025 and 2024

	2025	2024
ASSETS
Current
Cash and cash equivalents	$8,756,585	$8,203,842
Restricted cash	925,004	925,004
Accounts receivable:
Trade, net of allowance of $445,523 and $1,327,808, respectively	7,848,970	5,113,157
Other receivables	5,243,931	5,451,697
Other current assets	1,179,498	373,399
Total current assets	23,953,988	20,067,099

Capitalized production costs, net	520,338	594,763
Employee receivable	1,196,085	1,007,418
Right-of-use assets	3,012,941	4,738,997
Goodwill	21,507,944	21,507,944
Intangible assets, net	7,898,607	10,189,026
Property, equipment and leasehold improvements, net	50,961	114,011
Other long-term assets	189,296	218,021
Total Assets	$58,330,160	$58,437,279

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

As of December 31, 2025 and 2024

	2025	2024
LIABILITIES
Current
Accounts payable	$3,096,715	$2,344,272
Term loans, current portion	1,813,760	1,686,018
Revolving line of credit	400,000	400,000
Notes payable, current portion	3,500,000	3,750,000
Convertible notes payable, current portion	1,250,000	—
Contingent consideration	—	486,000
Accrued interest – related party	2,043,087	1,857,986
Accrued compensation – related party	2,625,000	2,625,000
Lease liabilities, current portion	1,912,482	1,919,672
Deferred revenue	794,177	341,153
Other current liabilities	11,096,820	11,104,036
Total current liabilities	28,532,041	26,514,137

Noncurrent
Term loans, noncurrent portion	2,976,930	4,782,271
Notes payable, noncurrent portion	4,580,000	3,130,000
Convertible notes payable	6,460,000	5,100,000
Convertible notes payable– related party	2,904,357	—
Convertible notes payable at fair value	270,000	320,000
Loans from related party	983,112	3,225,985
Lease liabilities	1,469,386	3,306,033
Deferred tax liability	463,909	394,547
Other noncurrent liabilities	—	18,915
Total Liabilities	48,639,735	46,791,888
Commitments and contingencies (Note 25)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at December 31, 2025 and 2024	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 12,221,432 and 11,162,026 shares issued and outstanding at December 31, 2025 and 2024, respectively	183,321	166,688
Additional paid in capital	158,809,301	157,692,132
Accumulated deficit	(149,303,197)	(146,214,429)
Total Stockholders’ Equity	9,690,425	11,645,391
Total Liabilities and Stockholders’ Equity	$58,330,160	$58,437,279

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2025 and 2024

	2025	2024
Revenues	$56,699,389	$51,684,984

Expenses:
Direct costs	2,269,874	3,266,461
Payroll and benefits	41,916,885	38,123,040
Selling, general and administrative	7,813,177	7,795,610
Acquisition costs	416,171	164,044
Impairment of goodwill	—	6,671,557
Write-off of notes receivables	—	1,270,000
Change in fair value of contingent consideration	—	50,000
Gain on sale of Always Alpha Sports Management LLC	(756,574)	—
Depreciation and amortization	2,354,585	2,382,361
Legal and professional	2,724,329	2,447,083
Total expenses	56,738,447	62,170,156

Loss from operations	(39,058)	(10,485,172)

Other (expenses) income:
Change in fair value of convertible note	50,000	35,000
Change in fair value of warrant	—	5,000
Loss on extinguishment of debt	(835,324)	—
Interest expense, net	(2,195,024)	(2,070,199)
Total other (expense) income, net	(2,980,348)	(2,030,199)

Loss before income taxes	$(3,019,406)	$(12,515,371)

Income tax expense	(69,362)	(87,854)

Net loss	(3,088,768)	(12,603,225)

Loss per share:
Basic	$(0.27)	$(1.22)
Diluted	$(0.27)	$(1.22)

Weighted average number of shares used in per share calculation
Basic	11,558,485	10,306,904
Diluted	11,558,485	10,306,904

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,088,768)	$(12,603,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,354,585	2,382,361
Amortization of capitalized production cost	99,975	1,781,810
Impairment of capitalized production costs	88,127	—
Gain on sale of Always Alpha Sports Management LLC	(756,574)	—
Loss on extinguishment of debt	835,324	—
Amortization of debt premium	(173,840)	—
Share-based compensation	12,399	364,650
Write off of notes receivable	—	1,270,000
Impairment of goodwill	—	6,671,557
Bad debt expense	441,875	505,173
Deferred tax expense	69,362	87,854
Change in fair value of contingent consideration	—	50,000
Change in fair value of warrant	—	(5,000)
Change in fair value of convertible note	(50,000)	(35,000)
Amortization of loan fees	28,047	16,823
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(3,539,801)	1,749,118
Other current assets	(103,196)	327,936
Capitalized production costs	(113,677)	(81,298)
Other long-term assets and employee receivable	(159,942)	(213,050)
Deferred revenue	448,503	(1,110,555)
Accounts payable	758,669	(4,552,560)
Accrued interest – related party	185,101	139,977
Lease liabilities	(6,693)	(86,442)
Other current liabilities	661,842	3,182,020
Other noncurrent liabilities	(18,915)	—
Net cash used in operating activities	(2,027,597)	(157,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and leasehold improvements	(1,117)	(1,512)
Proceeds from the sale of Always Alpha Sports Management LLC	234,192	—
Acquisition of Elle Communications LLC, net of cash acquired	—	(1,186,777)
Issuance of notes receivable	—	(1,380,000)
Proceeds from notes receivable repayment	—	110,000
Net cash provided by (used in) investing activities	233,075	(2,458,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note payable	—	2,118,112
Proceeds from convertible notes payable	3,450,000	—
Proceeds from non-convertible notes payable	1,200,000	—
Proceeds from term loan	—	2,000,000
Repayment of term loan	(1,705,646)	(997,474)
Proceeds from line of credit	400,000	400,000
Repayment of revolving line of credit	(400,000)	(400,000)
Payment of contingent consideration	(486,000)	—
Debt origination costs	—	(33,674)
Principal payments on finance leases	(111,089)	(87,969)
Proceeds from the sale of common stock through an offering	—	—
Proceeds from Lincoln Park equity line	—	1,185,300
Net cash provided by financing activities	2,347,265	4,184,295
Net increase in cash and cash equivalents and restricted cash	552,743	1,568,155
Cash and cash equivalents and restricted cash, beginning of period	9,128,846	7,560,691
Cash and cash equivalents and restricted cash, end of period	$9,681,589	$9,128,846

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the years ended December 31, 2025 and 2024

	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$2,019,120	$1,790,433
Lease liability obtained in exchange for right-of-use assets	$92,488	$76,321
Income tax paid	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Issuance of shares related to conversion of notes payable	$840,000	$—
Issuance of shares of common stock related to the acquisitions (See Note 4)	$—	$1,768,792
Settlement of Special Projects Media LLC working capital adjustment in shares of common stock	$—	886,077
Issuance of shares of common stock related to the Lincoln Park Capital Fund LLC agreement	$281,403	$—

Reconciliation of cash and cash equivalents and restricted cash. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	2025	2024
Cash and cash equivalents	$8,756,585	$8,203,842
Restricted cash	925,004	925,004
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$9,681,589	$9,128,846

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2025 and 2024

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	50,000	$1,000	9,109,766	$136,647	$153,430,402	$(133,611,204)	$19,956,845
Net loss	—	—	—	—	—	(12,603,225)	(12,603,225)
Issuance of shares to Lincoln Park	—	—	475,000	7,125	1,178,175	—	1,185,300
Share based compensation to employees	—	—	183,456	2,752	412,081	—	414,833
Share based compensation to consultant	—	—	12,500	187	36,582	—	36,769
Issuance of shares related to the Special Projects acquisition	—	—	357,289	5,359	880,717	—	886,076
Issuance of shares related to the Elle acquisition	—	—	961,300	14,420	1,754,373	—	1,768,793
Asset acquisition of GlowLab Collective LLC	—	—	14,552	218	(218)	—	—
Roundup shares related to reverse stock split	—	—	48,163	(20)	20	—	—
Balance December 31, 2024	50,000	$1,000	11,162,026	$166,688	$157,692,132	$(146,214,429)	$11,645,391
Net loss	—	—	—	—	—	(3,088,768)	(3,088,768)
Issuance of shares to Lincoln Park	—	—	244,698	3,670	277,733	—	281,403
Share based compensation to employees	—	—	20,093	301	12,098	—	12,399
Roundup shares related to reverse stock split	—	—	—	743	(743)	—	—
Conversion of convertible notes	—	—	794,615	11,919	828,081	—	840,000
Balance December 31, 2025	50,000	$1,000	12,221,432	$183,321	$158,809,301	$(149,303,197)	$9,690,425

The accompanying notes are an integral part of these consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and production company. Through our subsidiaries, 42West LLC (“42West”), The Door Marketing Group LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), Elle Communications, LLC (“Elle”), The Digital Dept., LLC (“The Digital Dept.”) and Special Projects Media, LLC (“Special Projects”) the Company provides expert strategic marketing and publicity services throughout the United States of America (“U.S.”) to all of the major film studios and many of the leading independent and digital content providers, A-list celebrity talent, including actors, directors, producers, celebrity chefs, social media influencers and recording artists. The Company also provides strategic marketing publicity services and creative brand strategies for prime hotel and restaurant groups and consumer brands throughout the U.S.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the with United States (“U.S. GAAP”) and include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Shore Fire, The Digital Dept., Special Projects, and Elle. The accounts of Always Alpha Sports Management, LLC (“Always Alpha”) are also included through November 14, 2025, the date of the Always Alpha sale. All significant intercompany balances and transactions have been eliminated in consolidation.

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the year ended December 31, 2025. The legislation does not have a material impact on our financial statements.

On November 14, 2025, the Company sold 100% of its membership interest in Always Alpha to Always Alpha Holdings LLC (“AA Holdings”) for a purchase price of (i) $243,417 cash; (ii) three secured promissory notes each in the amount of $150,000; and (iii) 150,000 Class A common units in AA Holdings. Refer to Note 4 for additional information on the deconsolidation of Always Alpha.

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

Restricted Cash

Restricted cash represents amounts held by banking institutions as collateral for security deposits under leases for office space in New York City and Los Angeles. As of December 31, 2025 and 2024 the Company had a balance of $925,004, in restricted cash.

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

Other Receivables

Other receivables also include gross amounts to be collected from third parties in transactions in which we act as an agent (refer to Revenue Recognition, “Principal vs. Agent” section), which amount to $5,243,931 and $5,451,697 as of December 31, 2025 and 2024, respectively.

Notes Receivable

 In 2024, JDDC Elemental LLC (“Midnight Theatre”) issued three convertible notes receivable with maturity dates between May 2025 and June 2025. The new Midnight Theatre Notes were recorded at their principal amount plus accrued interest and were convertible at the option of the Company into Class A and B Units of Midnight Theatre on their respective maturity dates. During the year ended December 31, 2024, the Company impaired the new Midnight Theatre Notes.

Refer to Note 8 for additional information on the Midnight Theatre Notes receivable.

Employee Receivable

The Company records receivables from employees separately on its consolidated balance sheets. During each of the years ended December 31, 2025 and 2024, the Company made payments to Amanda Lundberg, the CEO of 42West, in the aggregate amount of $208,000. On March 23, 2022, the Company and Ms. Lundberg entered into a Secured Promissory Note (“Lundberg Note”) agreement that provides for additional payments in the amount of $16,000 monthly to be made to Ms. Lundberg through March 2026. The Lundberg Note matures on December 31, 2027 and bears interest of 2% per annum that will accrue and be payable upon maturity. The Lundberg Note also provides for note repayment to begin on January 31, 2027 through twelve equal consecutive quarterly installments. On the same date as the Lundberg Note and as security for the balance of the Lundberg Note, Ms. Lundberg and the Company entered into a Stock Pledge Agreement whereby Ms. Lundberg pledged common stock of the Company held by her as collateral for the Lundberg Note.

As of December 31, 2025 and 2024, employee receivable was $1,196,085 and $1,007,418, respectively.

Other Current Assets and Other Long-Term Assets

Other current assets consist primarily of prepaid expenses, interest receivable, and other non-customer receivables. As of December 31, 2025 and 2024, other long-term assets consist of security deposits.

Capitalized Production Costs

Capitalized production costs include the Company’s investment in the production costs of The Blue Angels, the first co-produced, co-financed deal under the IMAX Corporation (“IMAX”) agreement discussed further in Note 24. Capitalized production costs also include the costs of scripts for projects that have not been produced and are in various stages of development. Capitalized productions costs are initially recorded at cost that is also deemed to be its fair value and reviewed at each balance sheet date for impairment. Whenever the carrying amount is determined to be above the fair value, the capitalized production cost is impaired.

Investments and Strategic Arrangements

From time to time, the Company may participate in selected investment or strategic arrangements to expand its operations or customer base, including arrangements that combine the Company’s skills and resources with those of others to allow for the performance of particular projects.

Management determines whether each business entity in which it has equity interests, debt, or other investments constitutes a variable interest entity (“VIE”) based on the nature and characteristics of such arrangements. If an investment arrangement is determined to be a VIE, then management determines if the Company is the VIE’s primary beneficiary by evaluating several factors, including the Company’s: (i) risks and responsibilities; (ii) ownership interests; (iii) decision making powers; and (iv) financial interests, among other factors. If management determines the Company is the primary beneficiary of a VIE, then it would be consolidated, and other parties’ interests in the VIE would be accounted for as non-controlling interests. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the primary activities of the VIE and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, which, in either case, could be significant to the VIE. The Company has determined that it is the primary beneficiary of JB Believe, LLC, formed on December 4, 2012 in the State of Florida; as such it has included it in its consolidated financial statements as of and for the years ended December 31, 2025 and 2024 as a VIE. Refer to Note 16 for additional information on Variable Interest Entities.

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

Sale and Deconsolidation of Subsidiary (Gain or Loss on Disposal)

A subsidiary is deconsolidated from the Company’s financial statements when the Company no longer has a controlling financial interest in the subsidiary. This generally occurs when the Company loses control through a sale, transfer or other means.

Upon deconsolidation, the Company (i) removes the assets and liabilities of the subsidiary from the consolidated balance sheet at their carrying amounts at the date the control is lost and (ii) recognizes any resulting gain or loss in the consolidated statement of operations. The gain or loss is measured as the difference between the aggregate fair value of the consideration received and the carrying amount of the assets and liabilities of the subsidiary.

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

Warrants

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether it should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, “Derivatives and Hedging-Contracts in the Entity’s Own Equity” (“ASC 815-40”), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to the exercise price. If a warrant is not indexed to the Company’s equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, “Distinguishing Liabilities from Equity”, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. The Series I Warrant expired on September 4, 2025 and the Company does not have any outstanding warrants as of December 31, 2025. As of December 31, 2024, the fair value of the Company’s outstanding warrant was nominal.

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

To account for the acquisitions of 42West, The Door, Shore Fire, The Digital Dept., Special Projects and Elle, the Company made a number of fair value measurements related to the different forms of consideration paid and of the identified assets acquired and liabilities assumed. In addition, the Company makes fair value measurements of its contingent consideration. See Notes 4 and 15 for further discussion and disclosures.

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

Recent Accounting Pronouncements

Accounting guidance adopted in fiscal year 2025

On January 1, 2025, we adopted Accounting Standard Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that requires, among other things, greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 affects financial statement disclosure only in 2025, and its adoption did not affect our results of operations or financial condition.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of ASU 2025-05 can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of ASU 2025-05 and do not expect ASU 2025-05 to have a material impact on our consolidated financial statements.

NOTE 3 – REVENUE

Disaggregation of Revenue

The Company’s principal geographic markets are within the U.S. The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 21.

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

We also enter into management agreements with a roster of social media influencers and are paid a percentage of the revenue earned by the social media influencer. Due to the short-term nature of these contracts, in which we typically act as the agent, the performance obligation is typically completed, and revenue is recognized, net at a point in time, typically the date of publication.

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

In June 2022, the Company entered into an agreement with IMAX to co-produce and co-finance a documentary motion picture on the flight demonstration squadron of the United States Navy called The Blue Angels. On April 25, 2023, IMAX entered into an acquisition agreement with Amazon Content Services, LLC (the “Amazon Agreement”) for the distribution rights of The Blue Angels. During the year ended December 31, 2024, we recorded net revenues of $3,421,141 from the Amazon Agreement upon delivery of the film to Amazon Content Services LLC, our single performance obligation. Under this arrangement, we acted in the capacity of an agent. During the year ended December 31, 2025, the Company recognized revenue of $193,674 related to institutional sales of The Blue Angels and $92,033 related to sales of its motion picture Believe released in 2013 in its CPD segment.

The revenues recorded by each segment is detailed below:

	December 31,
	2025	2024
Entertainment publicity and marketing	$56,413,682	$48,263,843
Content production	285,707	3,421,141
Total Revenues	$56,699,389	$51,684,984

Contract Balances

The opening and closing balances of our contract asset and liability balances from contracts with customers as of December 31, 2025 and 2024 were as follows:

	Accounts Receivable	Other Receivables	Contract Assets	Contract Liabilities

Balance at January 1, 2024	$5,817,615	$6,643,960	$—	$1,451,709
Balance at December 31, 2024	5,113,157	5,451,697	—	341,153
Balance at December 31, 2025	7,848,970	5,243,931	113,176	794,177

Contract assets are comprised of services provided for which consideration has not been received and are transferred to accounts receivable when the right to payment becomes unconditional. Contract assets are presented within other current assets in the consolidated balance sheets as of December 31, 2025. There were no contract assets as of December 31, 2024 and January 1, 2024.

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

Revenues for the years ended December 31, 2025 and 2024, include the following:

	December 31,
	2025	2024
Amounts included in the beginning of year contract liability balance	$341,153	$1,249,754

The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

NOTE 4 —BUSINESS ACQUISITIONS AND SALES

Business Acquisitions

Elle Communications, LLC

On July 15, 2024, (the “Elle Closing Date”), the Company acquired all of the issued and outstanding membership interests of Elle, a California limited liability company, pursuant to a membership interest purchase agreement (the “Elle Purchase Agreement”) between the Company and Danielle Finck (“Elle Seller”). Headquartered in Los Angeles with offices in New York, Elle is an entertainment public relations agency specializing in social and environmental impact for a client roster of mission-centered brands, nonprofits and philanthropic foundations, social enterprises, sustainability and ethically made products and activists.

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

The Elle Seller had the right to earn up to an additional $450,000 of consideration (the “Contingent Consideration”) for the acquisition, to be adjusted depending on the percentage increase or decrease of 2024 revenue as compared to 2023 revenue as specified in the Elle Purchase Agreement. The Contingent Consideration was calculated to be $486,000 and was paid in cash on April 14, 2025.

As part of the Elle Purchase Agreement, the Company entered into employment agreements with Danielle Fink and Silvie Snow Thomas, a key employee, each for a period of four years.

The following table summarizes the fair value of the consideration transferred:

Cash paid to sellers at closing	$1,863,000
Working capital and excess cash adjustment	630,635
Fair value of common stock issued to the Elle Seller	1,768,792
Contingent consideration	486,000
Fair value of the consideration transferred	$4,748,427

The following table summarizes the fair values of the assets acquired and liabilities assumed by the acquisition of Elle on the Elle Closing Date.

	July 15, 2024 (As initially reported)	Measurement Period Adjustments(1)	December 31, 2024 (As adjusted)
Cash	$676,223	$—	$676,223
Accounts receivable	357,570	—	357,570
Intangibles	1,280,000	—	1,280,000
Total identifiable assets acquired	2,313,793	—	2,313,793

Accounts payable	(4,483)	—	(4,483)
Accrued expenses and other current liabilities	(388,613)	—	(388,613)
Total liabilities assumed	(393,096)	—	(393,096)
Net identifiable assets acquired	1,920,697		1,920,697
Goodwill	2,892,065	(114,335)	2,777,730
Fair value of the consideration transferred	$4,812,762	$(114,335)	$4,698,427

(1)	Pursuant to the Elle Purchase Agreement, during the fourth quarter of 2024, the Company and the Elle Seller agreed on the working capital and cash adjustments which resulted in a $114,335 decrease to the purchase price from the initial purchase price recorded on the Elle Closing Date.

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

Intangible assets acquired in the Elle acquisition amounted to:

•	Customer relationships: $1,080,000. The customer relationships intangible asset was valued using the multi-period excess earnings method, which was based on the estimate of future revenues and net income attributable to the existing customers, as well as any expected increases from existing customers and potential loss of customer relationships. The historical and estimated customer retention rate utilized was 88% and the assigned useful life for this asset was 7 years representing the period we expect to benefit from the asset.

•	Trade name: $200,000. Trade name refers to the Elle brand, which is well recognized in the target market. The fair value for the trade name was determined by using the Royalty Relief Method based on the Profit Split Method, which is based on the Company’s expected revenues and a royalty rate estimated using comparable industry and market data. As a result of the acquisition, the Company determined it was appropriate to assign a finite useful life of 5 years to the trade name. The Company decided that a finite life would be more appropriate, providing better matching of the amortization expense during the period of expected benefits.

The weighted-average useful life of the intangible assets acquired was 6.7 years.

 Unaudited Pro Forma Consolidated Statements of Operations

The following presents the unaudited pro forma consolidated operations as if Elle had been acquired on January 1, 2024:

2024
Revenues	$53,401,154
Net loss	$(12,538,100)

The pro forma amounts for 2024 have been calculated after applying the Company’s accounting policies and adjusting the results of the acquisition of Elle to reflect (a) the amortization that would have been charged, assuming the intangible assets resulting from the acquisition had been recorded on January 1, 2024 and (b) include interest expense on the Second BKU Term Loan (see Note 10) in the amount of $78,480 for the year ended December 31, 2024.

The impact of the acquisition of Elle on the Company’s actual results for periods following the acquisition may differ significantly from that reflected in this unaudited pro forma information for several reasons. As a result, this unaudited pro forma information is not necessarily indicative of what the combined company’s financial condition or results of operations would have been had the acquisition been completed on January 1, 2024, as provided in this pro forma financial information. In addition, the pro forma financial information does not purport to project the future financial condition and results of operations of the combined company.

Special Projects Media LLC

 During the year ended December 31, 2025, the Company entered into an agreement with Andrea Oliveri and Nicole Vecchiarelli, (“Special Projects Sellers), to pay $416,171 of additional consideration related to the working capital adjustment. Since the agreement was made outside of the measurement period of one year from the acquisition date of October 1, 2023, the payment due to the Special Projects Sellers was recorded as acquisition costs in the consolidated statement of operations for the year ended December 31, 2025. The additional consideration related to the working capital adjustment was paid in installments during the year ended December 31, 2025 and there was no balance outstanding related to this arrangement as of December 31, 2025.

On May 14, 2024, the Company entered into an agreement with the Special Project Sellers to amend the purchase agreement of Special Projects to revise the working capital mechanism to provide the working capital surplus (as defined in the purchase agreement) plus 10% premium be paid to the Special Project Sellers by issuing 714,578 shares of the Company’s common stock. This resulted in an increase in the purchase price and goodwill of $181,688.

Sale of Business

Always Alpha Sports Management LLC

On November 14, 2025 (“AA Sales Date), the Company entered into a membership interest purchase agreement to sell all the issued and outstanding membership interests in Always Alpha to AA Holdings, a Delaware limited liability company. The total consideration received by the Company for the sale of Always Alpha was: (i) $243,417 in cash on AA Sales Date and (ii) three secured promissory notes each in the principal amount of $150,000, with stated maturity dates of February, May and August 2026. In addition, the Company received 150,000 Class A common units of AA Holdings, which was determined to have a nominal fair value.

As a result of the sale of Always Alpha, we deconsolidated our entire ownership interest in Always Alpha from our consolidated financial statements as of the AA Sales Date and recognized a gain on the disposal of $756,574 as follows:

Cash consideration received	$243,417
Fair value of promissory notes	450,000
Fair value of Class A common units of AA Holdings	—
Fair value of consideration received	$693,417

Always Alpha assets and liabilities deconsolidated
Cash	$9,226
Accounts receivable, net	569,880
Other receivables	28,500
Accounts payable	(6,226)
Deferred revenue	4,521
Other current liabilities	(669,058)
Always Alpha net liabilities deconsolidated at carrying value	(63,157)
Gain on sale of Always Alpha	$756,574

On February 13, 2026, the Company received $150,000 as payment for one of the promissory notes.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2025, the Company has a balance of $21,507,944 of goodwill on its consolidated balance sheet resulting from its acquisitions of 42West, The Door, Shore Fire, Special Projects and Elle. All goodwill has been assigned to the entertainment publicity and marketing segment.

Goodwill

Changes in the carrying value of goodwill were as follows:

Balance as of December 31, 2023	$25,220,085
Acquisitions(1)	2,892,065
Measurement period adjustment(3)	67,351
Goodwill impairment(2)	(6,671,557)
Balance as of December 31, 2024	$21,507,944
Adjustments to goodwill	—
Balance as of December 31, 2025	$21,507,944

(1)	Acquisition of Elle in July 2024.
(2)	The Company recorded impairments of goodwill during 2024. See below for further information.
(3)	The Company recorded measurement period adjustments related to Special Projects and Elle in 2024. Refer to Note 4.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in the business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. There were no triggering events noted during the year ended December 31, 2025, that would require the Company to reassess goodwill for impairment outside its annual impairment test. During the third quarter of 2024, the Company’s stock price declined and this, in combination with recurring net losses, resulted in the Company’s market capitalization to be less than the Company’s book value. The Company considered this, in addition to downward adjustments to revenue projections for certain subsidiaries to be triggering events and therefore performed a quantitative analysis of the fair value of goodwill as of August 31, 2024. As a result of this quantitative analysis, during the third quarter of 2024, the Company recorded an impairment of goodwill amounting to $6,480,992, which is included in the consolidated statement of operations for the year ended December 31, 2024. Additionally, during the second quarter of 2024, the Company decided to close the Viewpoint subsidiary, and therefore the Company impaired goodwill for $190,565, which is the balance of goodwill attributable to Viewpoint immediately prior to the decision to shut down. This impairment is included in the consolidated statement of operations for the year ended December 31, 2024.

Intangible Assets

Intangible assets consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$17,592,387	$10,997,027	$6,595,360	$17,592,387	$9,236,609	$8,355,778
Trademarks and trade names	5,128,583	3,825,336	1,303,247	5,128,583	3,295,335	1,833,248
Non-compete agreements	690,000	690,000	—	690,000	690,000	—
	$23,410,970	$15,512,363	$7,898,607	$23,410,970	$13,221,944	$10,189,026

The following table presents the changes in intangible assets for the years ended December 31, 2025 and 2024:

Balance as of December 31, 2023	$11,209,664
Intangible assets from Elle acquisition	1,280,000
Amortization expense	(2,300,638)
Balance as of December 31, 2024	$10,189,026
Amortization expense	(2,290,419)
Balance as of December 31, 2025	$7,898,607

Amortization expense related to intangible assets for the next five years is as follows:

2026	$2,091,505
2027	1,406,262
2028	1,064,106
2029	906,886
2030	727,096
Thereafter	1,702,752
Total	$7,898,607

NOTE 6 — CAPITALIZED PRODUCTION COSTS

The Company amortizes capitalized production costs (included as direct costs) in the consolidated statements of operations using the individual film forecast computation method. During the years ended December 31, 2025 and 2024, the Company amortized $99,975 and $1,781,810 of capitalized production costs in connection with The Blue Angels documentary film that was released in May 2024. In total, the Company capitalized $2,250,000 of production costs related to The Blue Angels documentary film, as discussed in Note 24.

The Company purchases scripts and incurs other costs, such as preparation of budgets, casting, etc., for other motion picture or digital productions. During the year ended December 31, 2025, the Company impaired $88,127 related to costs of projects it does not intend to produce or options that have expired. No impairments were recorded during the year ended December 31, 2024. The Company intends to produce the remaining projects, but they were not yet in production as of December 31, 2025 or 2024. The Company has assessed events and changes in circumstances that would indicate whether the Company should assess if the fair value of the productions is less than the unamortized costs capitalized and, aside from the ones mentioned above, did not identify other indicators of impairment. The amortization of capitalized production costs and the impairment of capitalized production costs are recorded in direct costs on the Company’s consolidated statement of operations.

As of December 31, 2025 and 2024, the Company had total, net capitalized production costs of $520,338 and $594,763, respectively, on its consolidated balance sheets.

NOTE 7 — PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvement consists of:

	December 31,
	2025	2024
Furniture and fixtures	$1,256,682	$1,256,682
Computers, office equipment and software	2,681,813	2,680,697
Leasehold improvements	784,403	784,403
Property plant and equipment gross	4,722,898	4,721,782
Less: accumulated depreciation and amortization	(4,671,937)	(4,607,771)
Property plant and equipment net	$50,961	$114,011

The Company recorded depreciation expense of $64,166 and $81,723, respectively, for the years ended December 31, 2025 and 2024.

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

There were no notes receivable outstanding as of December 31, 2025.

NOTE 9 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31,
	2025	2024
Accrued funding under Max Steel marketing agreement	$620,000	$620,000
Accrued audit, legal and other professional fees	407,826	369,347
Accrued commissions	897,594	1,285,751
Accrued bonuses	1,490,042	1,207,829
Talent liability	5,243,931	5,595,816
Accumulated customer deposits	1,144,898	937,766
Other	1,292,529	1,087,527
Other current liabilities	$11,096,820	$11,104,036

NOTE 10 — DEBT

Total debt of the Company was as follows as of December 31, 2025 and 2024:

	December 31,
Debt Type	2025	2024
Convertible notes payable (see Note 11)	$7,710,000	$5,100,000
Convertible notes payable - fair value option (see Note 12)	270,000	320,000
Non-convertible promissory notes (see Note 13)	5,080,000	3,880,000
Non-convertible promissory note – Socialyte (see Note 13)	3,000,000	3,000,000
Convertible notes from related party (see Note 14)	2,242,873	—
Loans from related party (see Note 14)	983,112	3,225,985
Revolving line of credit (see Note 11)	400,000	400,000
First BKU Term Loan, (see Note 11)	3,481,182	4,565,048
Second BKU Term Loan, (see Note 11)	1,381,026	2,000,000
Debt issuance costs	(71,518)	(96,759)
Total debt obligation	24,476,675	22,394,274
Less current portion of debt	(6,963,761)	(5,836,018)
Noncurrent portion of debt	$17,512,914	$16,558,256

The table below details the maturity dates of the principal amounts for the Company’s debt as of December 31, 2025:

Debt Type	Maturity Date	2026		2027	2028	2029	2030	Thereafter
Convertible notes payable	Between October 2026 and September 2030	$1,250,000		$2,950,000	$400,000	$785,000	$2,825,000	$—
Nonconvertible promissory notes	Ranging between June 2025 and August 2030	500,000		750,000	2,665,000	715,000	450,000	—
Nonconvertible unsecured promissory note – Socialyte	September 2023 (A)	3,000,000	(A)	—	—	—	—	—
Revolving line of credit	July 11,2026 (mandatory 30-day annual clearing of the line of credit balance)	400,000		—	—	—	—	—
BKU First Term Loan	September 2028	1,176,307		1,276,631	1,028,244	—	—	—
Second BKU Term Loan	December 2027	665,501		715,525	—	—	—	—
Convertible notes form related party	December 2027 through December 2029	—		1,107,873		1,135,000	—	—
Loans from related party	January 2029 through December 2029	—		—	—	983,112	—	—
		$6,991,808		$6,800,029	$4,093,244	$3,618,112	$3,275,000	$—

(A)	As discussed in Note 13, The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller. The Company has filed a lawsuit against the Socialyte Seller and certain of its principals related to the Socialyte Purchase Agreement (Note 25).

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

On December 6, 2024, the Company entered into a second loan agreement with Bank United (“Second BKU Term Loan”) for $2.0 million to finance the acquisition of Elle. The Second BKU Term Loan carries a 1.0% origination fee and matures in December 2027. Similar to the First BKU Term Loan, the Second BKU Term Loan has a declining prepayment penalty equal to 3% in year one, 2% in year two and 1% in year three of the outstanding balance. (The First BKU Term Loan, Second BKU Term Loan, BKU Line of Credit and BKU Commercial Card are collectively referred to as the “Bank United Credit Facility”).

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the years ended December 31, 2025 and 2024, the Company did not use the BKU Commercial Card. During both of the years ended December 31, 2025 and 2024, the Company made payments in the amount of $1,418,482, inclusive of $334,616 and $421,009 of interest related to the First BKU Term Loan, respectively. During the year ended December 31, 2025, the Company made payments in amount of $743,981, inclusive of $125,007, of interest related to the Second BKU Term Loan. During the year ended December 31, 2024, there were no payments made in connection with the Second BKU Term Loan.

 Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the year ended December 31, 2025 and 2024, the Company recorded interest expense and made payments of $27,500 and $31,722, respectively, related to the BKU Line of Credit.

As of December 31, 2025, the Company had a balance of $1,813,760 classified as current liabilities and $2,976,930 classified as noncurrent liabilities, net of $71,518 of debt issuance costs, in its consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2024, the Company had a balance of $1,686,018 classified as current liabilities and $4,782,271 classified as noncurrent liabilities, net of $96,759 of debt issuance costs, in its consolidated balance sheet related to the First BKU Term Loan. As of December 31, 2025 and 2024, the Company had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the consolidated statements of operations and amounted to approximately $25,241 and $16,823 for the year ended December 31, 2025 and 2024, respectively.

The BankUnited Credit Facility contains financial covenants tested semi-annually, starting on June 30, 2024, on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000. As of December 31, 2025, the Company believes that it is in compliance with all of the debt covenants.

NOTE 11 — CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2025, the Company issued twenty-five convertible notes payable and received proceeds of $3,450,000. As of December 31, 2025, the Company had thirty-one convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with maturity dates ranging between the first anniversary and the sixth anniversary of their respective issuances.

The balance of each convertible notes payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Notes balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
100,000	30-day average closing market price of our common stock	$1.01
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
50,000	Fixed conversion price	$1.01
1,750,000	Fixed conversion price	$1.07
125,000	Fixed conversion price	$1.03
110,000	Fixed conversion price	$1.12
600,000	Fixed conversion price	$1.00
100,000	Fixed conversion price	$1.16
200,000	Fixed conversion price	$1.04
350,000	Fixed conversion price	$1.28
100,000	Fixed conversion price	$1.32
100,000	Fixed conversion price	$1.67
100,000	Fixed conversion price	$1.25
$7,710,000

 As of December 31, 2025 the principal balance of $1,250,000 and $6,460,000 related to the convertible notes payable was recorded in current and noncurrent liabilities, respectively, on its consolidated balance sheet under the caption convertible notes payable. As of December 31, 2024 the total principal balance of $5,100,000 related to the convertible notes payable was recorded in noncurrent liabilities on the Company’s consolidated balance sheet under the caption convertible notes payable.

The Company recorded interest expense related to these convertible notes payable of $672,290 and $510,250 during the year ended December 31, 2025 and 2024, respectively. In addition, the Company made cash interest payments amounting to $650,540 and $510,250 during the year ended December 31, 2025 and 2024, respectively, related to the convertible notes payable.

During the year ended December 31, 2025, four holders of convertible notes payable converted four convertible notes payable with an aggregate principal balance of $840,000 into 794,615 shares of the Company’s common stock. There was no convertible note payable cash repayment made during the year ended December 31, 2025.

On January 26, 2026, March 9, 2026 and March 18, 2026, three holders of three convertible notes payable with an aggregate principal balance of $310,000 converted the full principal amount of each of the convertible promissory notes payable into an aggregate of 291,672 shares of the Company’s common stock, pursuant to the provisions of their respective convertible notes payable. On January 8, 2026, the Company issued a convertible note payable in the amount of $50,000 and received proceeds of $50,000. The note bears interest at a rate of 10% per annum, may be converted at a price of $1.60 per share and matures on the fourth anniversary of its issuance date.

During the year ended December 31, 2024, there were no convertible note payable cash repayments made or convertible notes converted.

NOTE 12 — CONVERTIBLE NOTE PAYABLE AT FAIR VALUE

The following is a summary of a convertible note payable for which the Company elected the fair value option as of December 31, 2025 and 2024:

	Fair Value Outstanding as of December 31,
	2025	2024

March 4th Note	$270,000	$320,000
Total convertible notes payable at fair value(a)	$270,000	$320,000

(a)	All amounts as of December 31, 2025 and 2024 are recorded in noncurrent liabilities.

The Company recorded interest expense related to this convertible note payable at fair value of $39,472 during each of the years ended December 31, 2025 and 2024. In addition, the Company made cash interest payments amounting to $39,472 during each of the years ended December 31, 2025 and 2024, related to this convertible note payable at fair value.

March 4th Note

On March 4, 2020, the Company issued a convertible promissory note to a third-party investor and in exchange received $500,000 (the “March 4th Note”). The Company also agreed to issue a warrant (“Series I Warrant”) to purchase up to 10,000 shares of our common stock at a purchase price of $7.82 per share. The Series I Warrants expired on September 4, 2025. The March 4th Note bears interest at a rate of 8% per annum and matures on March 4, 2030. The Company elected the fair value option to account for the March 4th Note and determined that the Series I Warrant met the criteria to be accounted for as a derivative liability due to its net cash settlement provision upon a fundamental transaction. As such, the Company recorded the fair value on issuance of the March 4th Note and Series I Warrant as $460,000 and $40,000, respectively. The balance of the March 4th Note and any accrued interest may be converted at the noteholder’s option at any time at a purchase price of $7.82 per share of our common stock.

For the years ended December 31, 2025 and 2024, the fair value of the March 4th Note decreased by $50,000 and $35,000, respectively, which were recognized as current period other income in the Company’s consolidated statement of operations under the caption change in fair value of convertible note (as no portion of such fair value adjustment resulted from instrument-specific credit risk).

During the year ended December 31, 2025, the change in fair value of Series I Warrants was inconsequential. For the years ended December 31, 2024, the fair value of the Series I Warrant decreased by $5,000, which was recognized as current period other income in the Company’s consolidated statement of operations under the caption change in fair value of warrant.

As of both December 31, 2025 and 2024, the principal balance of the March 4th Note was $500,000. As of December 31, 2025 and 2024, the fair value of the March 4th Note was $270,000 and $320,000, respectively, and the fair value of the Series I Warrant was nominal. For the years ended December 31, 2025 and 2024, the Company recorded interest expense in the amount of $39,452 in its consolidated statement of operations.

NOTE 13 — NONCONVERTIBLE PROMISSORY NOTES

Nonconvertible Promissory Notes

During the year ended December 31, 2025, the Company issued six unsecured nonconvertible promissory notes and received proceeds of $1,200,000. As of December 31, 2025, the Company had eleven outstanding unsecured nonconvertible promissory notes in the aggregate amount of $5,080,000, which bear interest at a rate of 10% per annum and mature between November 2025 and October 2030.

In June 2025 and November 2025, two unsecured nonconvertible promissory notes with principal balance of $400,000 and $350,000, respectively, matured and were each extended for an additional period of two years, now maturing on June 14, 2027 and November 4, 2027. In November 2024, one unsecured nonconvertible promissory note amounting to $500,000 matured and was extended for an additional period of two years, now maturing on November 22, 2026.

During the years ended December 31, 2025 and 2024, the Company recorded interest expense on its consolidated statements of operations amounting to $439,541 and $388,000 respectively, and paid interest of $429,264 and $388,000, respectively related to these unsecured nonconvertible promissory notes. As of December 31, 2025 and 2024, the Company had a balance of $500,000 and $750,000, respectively, recorded as current liabilities and $4,580,000 and $3,130,000 respectively, in noncurrent liabilities on its consolidated balance sheets related to these unsecured nonconvertible promissory notes.

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

The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, on June 30, 2023, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the Socialyte Seller. The Company has filed a lawsuit against the Socialyte Seller and certain of its principals related to the Socialyte Purchase Agreement (See Note 25).

The Company recorded interest expense related to the Socialyte Promissory Note of $120,000 for each of the years ended December 31, 2025 and 2024, respectively.

NOTE 14 — LOANS FROM RELATED PARTY

The Company issued Dolphin Entertainment LLC (“DE LLC”), an entity wholly owned by the Company’s CEO, Bill O’Dowd, a nonconvertible promissory note with a principal balance of $1,107,873 which matures on December 31, 2026. On April 29, 2024 and June 10, 2024, the Company issued two nonconvertible promissory notes to DE LLC in the amounts of $1,000,000 and $135,000, respectively, which mature on April 29, 2029 and June 10, 2029, respectively, (collectively, “the DE LLC Notes”). The DE LLC Notes each bear interest at a rate of 10% per annum.

On May 12, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with DE LLC, pursuant to which, the Company and DE LLC agreed to exchange the three nonconvertible promissory notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “DE New Notes”) in the same principal amounts. As consideration for the exchange, the Company and DE LLC agreed to extend the maturity dates on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The DE New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the DE New Notes and any accrued interest thereon at any time before the maturity date of the DE New Notes into the Company’s common stock at a conversion price of $1.00 per share. The Company accounted for this exchange as an extinguishment of debt and recorded the difference between the carrying value of DE LLC Notes and the fair value of the DE New Notes of $0.8 million as a loss from extinguishment of debt in our consolidated statement of operations for the year ended December 31, 2025. During the year ended December 31, 2025, the Company amortized $158,466 of the difference between the fair value and the principal balance of the DE New Notes against interest income and in its consolidated statement of operations.

As of December 31, 2025 the Company had an aggregate principal balance of 2,904,357 related to the DE New Notes under the caption convertible note payable – related party in the Company’s consolidated balance sheets. As of December 31, 2024, we had an aggregate balance of $2,242,873 related to DE LLC notes under the caption loans from related party. During year ended December 31, 2025, the Company did not repay any principal balance or make interest payments on the DE LLC Notes or DE New Notes. During the year ended December 31, 2024, the Company made cash interest payments in the amount of $200,000 related to the DE LLC Notes.

The Company recorded interest expense of $224,287 and $186,344 for the year ended December 31, 2025 and 2024, respectively, related to the DE LLC Notes and the DE New Notes. As of December 31, 2025 and December 31, 2024, we had a balance in accrued interest – related parties of $488,054 and $263,767, respectively, on the Company’s consolidated balance sheets related to the DE LLC Notes.

Mock Notes

During 2024, the Company issued three nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029, May 28, 2029 and December 30, 2029, respectively.

As of both December 31, 2025 and 2024, we had a principal balance of $983,112 related to the Mock Notes under the caption loans from related party in the Company’s consolidated balance sheets. For the years ended December 31, 2025 and 2024, the Company did not repay any principal balance or make interest payments on the Mock Notes.

The Company recorded interest expense of $98,311 and $90,417, respectively, for the years ended December 31, 2025 and 2024 related to the Mock Notes. As of December 31, 2025 and 2024, we had a balance in accrued interest – related parties of $188,728 and $90,417, respectively, on our consolidated balance sheets related to the Mock Notes.

 NOTE 15 — FAIR VALUE MEASUREMENTS

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

The Company’s cash balances are representative of their fair values, as these balances are comprised of deposits available on demand. The carrying amounts of accounts receivable, notes receivable, other current assets, accounts payable and other current liabilities approximate their fair values because of the short turnover of these instruments.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s consolidated financial instruments:

	Level in	December 31, 2025		December 31, 2024
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$8,756,585	$8,756,585	$8,203,842	$8,203,842
Restricted cash	1	925,004	925,004	925,000	925,000

Liabilities:
Convertible notes payable	3	$7,710,000	$8,224,000	$5,100,000	$4,875,000
Convertible note payable at fair value	3	270,000	270,000	320,000	320,000
Convertible notes – related party	3	2,904,357	3,458,000	—	—
Contingent consideration(1)	3	—	—	486,000	486,000

(1)	On December 31, 2024, the Company calculated the final contingent consideration for the acquisition of Elle to be $486,000 and it was paid on April 14, 2025.

Convertible notes payable

As of December 31, 2025, the Company has thirty-one outstanding convertible notes payable with an aggregate principal amount of $7,710,000 and three outstanding convertible notes payable with a related party amounting to $2,904,357. See Note 10 for further information on the terms of these convertible notes and Note 14 for further information on terms of convertible notes with a related party.

		December 31, 2025		December 31, 2024
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in May 2026	3	$500,000	$602,000	$—	$—
10% convertible notes due in October 2026	3	300,000	291,000	800,000	793,000
10% convertible notes due in November 2026	3	300,000	291,000	300,000	298,000
10% convertible notes due in December 2026	3	150,000	146,000	650,000	643,000
10% convertible notes due in January 2027	3	300,000	290,000	800,000	839,000
10% convertible note due in April 2027	3	100,000	122,000	—	—
10% convertible notes due in June 2027	3	150,000	143,000	150,000	148,000
10% convertible notes due in August 2027	3	2,000,000	1,869,000	2,000,000	1,955,000
10% convertible notes due in September 2027	3	400,000	372,000	400,000	389,000
10% convertible notes due in January 2028	3	100,000	99,000	—	—
10% convertible notes due in July 2028	3	100,000	112,000	—	—
10% convertible notes due in October 2028	3	100,000	100,000	—	—
10% convertible notes due in December 2028	3	100,000	100,000	—	—
10% convertible note due in March 2029	3	50,000	65,000	—	—
10% convertible note due in April 2029	3	175,000	221,000	—	—
10% convertible note due in May 2029	3	100,000	126,000	—	—
10% convertible note due in June 2029	3	110,000	139,000	—	—
10% convertible note due in July 2029	3	350,000	394,000	—	—
10% convertible notes due in February 2030	3	425,000	553,000	—	—
10% convertible notes due in August 2030	3	1,800,000	2,075,000	—	—
10% convertible notes due in September 2030	3	100,000	114,000	—	—
10% convertible note with related party due in June 2027	3	1,302,795	2,007,000	—	—
10% convertible note with related party due in October 2029	3	1,409,495	1,286,000	—	—
10% convertible note with related party due in December 2029	3	192,067	165,000	—	—
		$10,614,357	$11,682,000	$5,100,000	$5,065,000

The convertible notes payable are categorized within Level 3 of the fair value hierarchy. The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

	December 31,
Fair Value Assumption – Convertible Debt	2025	2024
Stock Price	$1.56	$1.07
Minimum Conversion Price	$1.00 – 5.00	$4.00 – 5.00
Annual Asset Volatility Estimate	$65	$65
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	3.47% – 3.71%	4.23% - 4.26%

Fair Value Option (“FVO”) Election – Convertible note payable and freestanding warrants

Convertible note payable at fair value

As of December 31, 2025, the Company has one outstanding convertible note payable with a face value of $500,000, the March 4th Note, which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying consolidated statements of operations under the caption change in fair value of convertible notes.

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2023 to December 31, 2025:

March 4th Note
Fair value as of December 31, 2023	$355,000
Gain on change of fair value reported in the consolidated statements of operations	(35,000)
Fair value as of December 31, 2024	320,000
Gain on change of fair value reported in the consolidated statements of operations	(50,000)
Fair value as of December 31, 2025	$270,000

The estimated fair value of the March 4th Note as of December 31, 2025 and 2024, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	December 31,
	2025	2024
Face value principal payable	$500,000	$500,000
Original conversion price	$7.82	$7.82
Value of common stock	$1.56	$1.07
Expected term (years)	4.18	5.18
Volatility	75%	90%
Risk free rate	3.66%	5.18%

Warrants

In connection with the March 4th Note, the Company issued the Series I Warrant, which was exercisable for 10,000 shares at an exercise price of $7.82 per share. The Series I Warrant was measured at fair value and categorized within Level 3 of the fair value hierarchy. The Series I Warrant expired on September 4, 2025. The fair value of the Series I Warrant was nominal as of December 31, 2024.

Contingent consideration

The Company records the fair value of the contingent consideration liability in the consolidated balance sheets under the caption contingent consideration and records changes to the liability against earnings or loss under the caption change in fair value of contingent consideration in the consolidated statements of operations.

For the contingent consideration related to Elle, the Company utilized a Monte Carlo Simulation model, which incorporates significant inputs that are not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration as of the acquisition date.

For the contingent consideration, which is measured at fair value categorized within Level 3 of the fair value hierarchy, the following is a reconciliation of the fair values from December 31, 2023 to December 31, 2025:

Elle(1)
Ending fair value balance reported in the consolidated balance sheet at December 31, 2023	$—
Contingent consideration from acquisition of Elle	436,000
Loss on change of fair value reported in the consolidated statements of operations	50,000
Ending fair value balance reported in the consolidated balance sheet at December 31, 2024	486,000
Settlement of contingent consideration	(486,000)
Ending fair value balance reported in the consolidated balance sheet at December 31, 2025	$—

(1)	On December 31, 2024, the Company calculated the final contingent consideration for the acquisition of Elle to be $486,000 and it was paid on April 14, 2025.

NOTE 16 — VARIABLE INTEREST ENTITIES

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

The Company evaluated the entities in which it did not have a majority voting interest and determined that it had (1) the power to direct the activities of the entities that most significantly impact their economic performance and (2) had the obligation to absorb losses or the right to receive benefits from these entities. As such the financial statements of JB Believe, LLC are consolidated in the consolidated balance sheets as of December 31, 2025 and 2024, and in the consolidated statements of operations and statements of cash flows presented herein for the years ended December 31, 2025 and 2024. This entity was previously under common control and has been accounted for at historical costs for all periods presented.

	JB Believe LLC As of and for the years ended December 31,
	2025	2024
Assets	$112,983	$20,950
Liabilities	$(6,504,910)	$(6,504,910)
Revenues	$92,033	$—
Expenses	$—	$—

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

JB Believe LLC, an entity owned by Believe Film Partners LLC, of which the Company owns a 25% membership interest, was formed for the purpose of recording the production costs of the motion picture Believe. The Company was given unanimous consent by the members to enter into domestic and international distribution agreements for the licensing rights of the motion picture, Believe, until such time as the Company had been repaid $3,200,000 for the investment in the production of the film and $5,000,000 for the publicity and advertising expenses to market and release the film in the US. The Company has not been repaid these amounts and as such is still in control of the distribution of the film. The capitalized production costs related to Believe were either amortized or impaired in years prior to 2022. JB Believe LLC’s primary liability is to the Company for $6,254,910, which eliminates consolidation.

NOTE 17 — STOCKHOLDERS’ EQUITY

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

On November 6, 2024, the Company received a letter (the “Letter”) from the Listing Qualifications staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Staff has determined that the Company violated Nasdaq’s voting rights rule set forth in Listing Rule 5640 (the “Voting Rights Rule”) due to the Company’s filing of shareholder-approved amendments to the Company’s articles of incorporation modifying the terms of the Company’s Series C to increase the number of votes per share of common stock the Series C is convertible into (i) from three votes per share to five votes per share, filed on September 29, 2022 (the “2022 Amendment”) and (ii) from five votes per share to ten votes per share, filed on September 25, 2024 (the “2024 Amendment” and, together with the 2022 Amendment, the “Amendments”).

As agreed with the Nasdaq, on January 21, 2025, the Company held a special shareholder meeting and the shareholders approved the adoption of the Articles of Amendment that would modify the terms of the Series C to decrease the number of votes per share of common stock the Series C is convertible into from ten votes per share to three votes per share. On January 24, 2025, the Company filed those Articles of Amendment to its Amended and Restated Articles of Incorporation with the Secretary of State of the State of Florida. As a result, DE LLC, as the holder of the Series C is entitled to 7,108,410 votes which was approximately 37% of the voting securities of the Company as of December 31, 2025.

The holder of Series C is entitled to vote together as a single class on all matters upon which common stockholders are entitled to vote.

The Certificate of Designation also provides for a liquidation value of $0.001 per share and dividend rights of the Series C on parity with the Company’s common stock.

Common Stock

The Company’s Amended and Restated Articles of Incorporation authorize the issuance of 200,000,000 shares of common stock.

Reverse Stock Split

Effective October 16, 2024, the Company amended its Amended and Restated Articles of Incorporation to effectuate a 1:2 reverse stock split.  All shares and per share amounts discussed in these consolidated financial statements have been retrospectively adjusted for the Reverse Stock Split.

2025 Lincoln Park Transaction

 On August 12, 2025, the Company entered into a purchase agreement (the “2025 LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $15,000,000 of shares (the “Purchase Shares”) of its common stock, par value $0.015 per share, over the thirty-six (36) month term of the 2025 LP Purchase Agreement. Concurrently with entering into the 2025 LP Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2025 LP Purchase Agreement (the “2025 LP Registration Rights Agreement”).

Beginning one business day following the Commencement Date (as defined below) and thereafter, the Company may direct Lincoln Park, on any business day selected by the Company (the “Purchase Date”) to purchase up to 20,000 shares of its common stock if the closing sale price is not below $0.10 (each, a “Regular Purchase”); provided that the share amount under a Regular Purchase may be increased to up to 25,000 shares, up to 50,000 shares, up to 75,000 or up to 100,000 shares if the closing sale price of its Common Stock is not below $1.50, $1.75, $2.00 or $2.50, respectively, on the business day on which we initiate the Regular Purchase. However, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $500,000. Each Regular Purchase is subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2025 LP Purchase Agreement. The purchase price for Regular Purchases (the “Purchase Price”) shall be equal to 97% of the lesser of: (i) the lowest sale price of its common stock during the Purchase Date, or (ii) the average of the three (3) lowest closing sale prices of its common stock during the ten (10) business days prior to the Purchase Date. The Company shall have the right to submit a Regular Purchase notice to the Investor as often as every business day. A Regular Purchase notice is delivered to the Investor after the market has closed (i.e. after 4:00 P.M. Eastern Time) so that the Purchase Price is always fixed and known at the time the Company elects to sell shares to Lincoln Park.

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

The purchase price of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases and the minimum closing sale price for a Regular Purchase will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price. The aggregate number of shares that the Company can sell to Lincoln Park under the 2025 LP Purchase Agreement may in no case exceed 2,346,371 shares (subject to adjustment as described above) of its common stock (which is equal to approximately 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the 2025 LP Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue shares above the Exchange Cap, in which the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of its common stock to Lincoln Park under the 2025 LP Purchase Agreement equals or exceeds $1.12 per share (subject to adjustment as described above) (which represents the lower of (A) the official closing price of its common stock on Nasdaq immediately preceding the signing of the 2025 LP Purchase Agreement and (B) the average official closing price of its common stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the 2025 LP Purchase Agreement); provided that at no time may Lincoln Park (together with its affiliates) beneficially own more than 4.99% of the Company’s issued and outstanding common stock.

Under applicable rules of the NASDAQ Capital Market, the Company could not issue or sell more than 19.99% of the shares of its common stock outstanding immediately prior to the execution of the LP 2025 Purchase Agreement to Lincoln Park under the LP 2025 Purchase Agreement without shareholder approval. At a meeting held on November 10, 2025, the Company’s shareholders approved the issuance of up to $15 million of shares of the Company’s common stock pursuant to the LP 2025 Purchase Agreement.

On August 13, 2025, the Company issued 244,698 shares of its common stock to Lincoln Park as an initial fee for its commitment to Purchase Shares its common stock under the 2025 LP Purchase Agreement (the “Initial Commitment Shares”). The Company may issue up to 122,349 additional shares of its common stock pro-rata in connection with the sale of Purchase Shares (the “Additional Commitment Shares, and together with the Initial Commitment Shares, the “Commitment Shares”). In connection with the 2025 LP Purchase Agreement, the Company incurred and capitalized $281,403 of equity issuance costs recorded in other current assets on the Company’s consolidated balance sheet.

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

On October 3, 2025, the Company filed a new Registration Statement on Form S-1 (the “Registration Statement” with the Securities Exchange Commission (the “SEC”) covering the resale of its common stock in accordance with the terms of the 2025 LP Registration Rights Agreement. The registration statement became effective on December 1, 2025.

For the year ended December 31, 2025, the Company did not sell any shares of common stock to Lincoln Park under the 2025 LP Purchase Agreement.

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

During the year ended December 31, 2025, the Company did not sell shares of common stock under the LP 2022 Purchase Agreement. The LP 2022 Purchase Agreement expired in September 2025.

During the year ended December 31, 2024, the Company sold 475,000 shares of its common stock at prices ranging between $2.14 and $3.06 and received proceeds of $1,185,300.

 The Company evaluated the LP 2025 Purchase Agreement and the LP 2022 Purchase Agreement, considering the guidance in ASC 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”), because each incudes the right to require Lincoln Park to purchase shares of common stock in the future (“put right”). We concluded that they are equity-linked contracts that do not qualify for equity classification, and therefore require fair value accounting. We analyzed the terms of the freestanding put right in both agreements and concluded that it has insignificant value at the inception of each agreement and as of December 31, 2025 and 2024.

NOTE 18 — LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	2025	2024
Numerator
Net loss	$(3,088,768)	$(12,603,225)
Net income attributable to participating securities	—	—
Net loss attributable to Dolphin Entertainment Common Stockholders and numerator for basic loss per share and diluted loss per share	$(3,088,768)	$(12,603,225)
Denominator
Denominator for basic and diluted loss weighted-average shares	11,558,485	10,306,904

Basic loss per share	$(0.27)	$(1.22)
Diluted loss per share	$(0.27)	$(1.22)

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

The March 4th Note, the Series I Warrant and the Series C have clauses that entitle the holder to participate if dividends are declared to the common stock shareholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the years ended December 31, 2025 and 2024, the Company had net losses and as such the two-class method is not presented.

For the year ended December 31, 2025, the Company excluded 5,394,762 common stock equivalents, including the March 4th Note that may be converted into 63,939 shares of common stock and other convertible notes payable carried at their principal loan amount that are convertible based at 30-day, 90-day trailing trading average closing price or fixed conversion price (5,394,762 shares of common stock at December 31, 2025), in the calculation of diluted loss per share as their effect would be anti-dilutive.

For the year ended December 31, 2024, the Company excluded 2,683,195 common stock equivalents, such as March 4th Note that may be converted into 63,939 shares of common stock, the outstanding Series I Warrant that may be converted into 10,000 shares of common stock (expired September 4, 2025) and other convertible notes payable carried at their principal loan amount that are convertible based on a 90-day trailing trading average closing price (2,609,256 shares of common stock at December 31, 2024), in the calculation of diluted loss per share as their effect would be anti-dilutive.

NOTE 19 — WARRANT

A summary of Series I Warrant activity during the years ended December 31, 2025 and 2024 is as follows:

Warrant:	Shares	Weighted Avg. Exercise Price
Balance at December 31, 2023	10,000	$7.82
Issued	—	—
Exercised	—	—
Expired	—	—
Balance at December 31, 2024	10,000	$7.82
Issued	—	—
Exercised	—	—
Expired	(10,000)	(7.82)
Balance at December 31, 2025	—	$—

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

The Series I Warrant expired on September 4, 2025 and no change in fair value of the Series I Warrant was recorded for the year ended December 31, 2025. The Company recorded $5,000 of other income due to change in fair value of the Series I Warrant during the year ended December 31, 2024. The fair value of the Series I Warrant was nominal as of December 31, 2024.

NOTE 20 — RELATED PARTY TRANSACTIONS

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

As of December 31, 2025 and 2024, the Company had accrued $2,625,000 of compensation as accrued compensation and had balances of $1,366,305 and $1,503,805, respectively, in accrued interest in current liabilities on its consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand. The Company recorded interest expense related to the accrued compensation in the consolidated statements of operations amounting to $262,500 and $263,219, respectively, for the years ended December 31, 2025 and 2024. The Company paid interest amounting to $400,000 and $200,000 in connection with the accrued compensation to the CEO during years ended December 31, 2025 and 2024, respectively.

On May 13, 2025, the Company entered into a one-year consulting agreement with Hilarie Bass, a director, with an effective date of January 1, 2025, pursuant to which Ms. Bass will provide commercial litigation advice and litigation consulting services to the Company. As compensation for these services the Company will pay Ms. Bass $100,000 payable in four quarterly installments of $25,000 each. Payments in the amount of $25,000 each were made on May 15, 2025, July 10, 2025, November 1, 2025 and January 30, 2026 related to this consulting agreement with Ms. Bass.

 The Company has entered into the DE New Note with an entity wholly owned by our CEO and the Mock Notes with our CEO’s brother. See Note 14 for further discussion.

NOTE 21 — SEGMENT INFORMATION

The Company operates in two reportable segments, Entertainment Publicity and Marketing Segment (“EPM”) and Content Production Segment (“CPD”).

•	The Entertainment Publicity and Marketing segment is composed of 42West, The Door, Shore Fire, The Digital Dept., Special Projects and Elle. This segment primarily provides clients with diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials.

•	The Content Production segment is composed of Dolphin Entertainment and Dolphin Films. This segment engages in the production and distribution of digital content and feature films. The activities of our Content Production segment also include all corporate overhead activities.

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

Year ended December 31, 2025
	EPM	CPD	Total
Segment revenue	$56,413,682	$285,707	$56,699,389
Segment expenses:
Segment direct costs	2,052,910	216,964	2,269,874
Segment payroll and benefits	39,743,273	2,173,612	41,916,885
Segment selling, general and administrative (1)	6,123,177	1,248,125	7,371,302
Segment legal and professional	2,005,685	718,644	2,724,329
Adjusted income (loss) from operations	$6,488,637	$(4,071,638)	$2,416,999

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	441,875
Acquisition costs	—	—	416,171
Gain on deconsolidation of Always Alpha Sports Management LLC	—	—	(756,574)
Depreciation and amortization	—	—	2,354,585
Loss from operations	—	—	$(39,058)

(1)	Excludes bad debt expense

Year ended December 31, 2024
	EPM	CPD	Total
Segment revenue	$48,263,843	$3,421,141	$51,684,984
Segment expenses:
Segment direct costs	1,442,851	1,823,610	3,266,461
Segment payroll and benefits	35,995,180	2,127,860	38,123,040
Segment selling, general and administrative (2)	6,276,752	1,013,685	7,290,437
Segment legal and professional	1,690,394	756,689	2,447,083
Adjusted operating income (loss)	$2,901,524	$(2,300,703)	$557,963

Reconciliation to consolidated loss from operations

Bad debt expense	—	—	505,173
Acquisition costs	—	—	164,044
Impairment of goodwill	—	—	6,671,557
Write off of notes receivable	—	—	1,270,000
Change in fair value of contingent consideration	—	—	50,000
Depreciation and amortization	—	—	2,382,361
Loss from operations	—	—	$(10,485,172)

(2)	Excludes bad debt expense

The CODM does not review assets on a segment basis. In connection with the acquisitions of its wholly owned subsidiaries, as of December 31, 2025 the Company had assigned $7,898,607 of intangible assets, net of accumulated amortization of $15,512,363, and goodwill of $21,507,944, net of impairments, to the EPM segment. The amounts reflected for the year ended December 31, 2024 for EPM segment only include the activity of Elle for the period between the acquisition date (July 15, 2024) and December 31, 2024. Equity method investments were included within the EPM segment during the year ended December 31, 2024.

During the year ended December 31, 2025, there were no triggering events noted that would require the Company to reassess goodwill impairment outside of its regular annual impairment test.

During the year ended December 31, 2024, the Company impaired goodwill in the amount of $6,671,557, because the carrying value of some of its reporting units in the EPM segment was greater than its fair value. In addition, during the year ended December 31, 2024, the Company impaired the Midnight Theatre Notes in the amount of $1,270,000 (See Note 8 for further discussion).

 NOTE 22 — INCOME TAXES

The Company’s current and deferred income tax provision (benefits) are as follows:

	December 31,
	2025	2024
Current income tax expense (benefit)
Federal	$—	$—
State	—	—
Current	$—	$—
Deferred income tax expense (benefit)
Federal	$(501,764)	$(1,971,524)
State	(256,133)	(812,753)
Deferred	$(757,897)	$(2,784,277)
Change in valuation allowance
Federal	$525,558	$1,995,089
State	301,701	877,042
Change in valuation allowance	$827,259	$2,872,131

Income tax expense (benefit)	$69,362	$87,854

At December 31, 2025 and 2024, the Company had deferred tax assets and liabilities as a result of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred income taxes at December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred Tax Assets:
Accrued expenses	$1,334,754	$1,151,704
IRC 163(j)	2,320,594	1,966,053
Lease liability	1,415,747	1,415,747
Accrued compensation	711,164	711,164
Intangibles	4,737,234	5,125,534
Other assets	351,616	356,519
Capitalized production costs	564,900	541,025
Net operating losses and credits	17,588,586	16,967,044
Equity investments	2,235,034	2,235,034
Total Deferred Tax Assets	$31,259,629	$30,469,824

Deferred Tax Liabilities:
Right of use asset	(1,315,796)	(1,283,888)
Total Deferred Tax Liability	$(1,315,796)	$(1,283,888)

Subtotal	$29,943,833	$29,185,936

Valuation Allowance	$(30,407,742)	$(29,580,483)

Net Deferred Tax Liability	$(463,909)	$(394,547)

The Company had the following net operating loss (“NOL”) carry-forwards, gross, as of December 31, 2025:

Jurisdiction	NOL Amount	Expires
U.S. Federal(1)	$60,739,198	2028
Florida	26,707,662	2029
California	22,723,897	2032
New York State	6,937,079	2039
New York City	7,747,301	2039
Illinois	746,343	2031
Massachusetts	1,591,800	2038
Total	$127,193,280

(1)	Federal net operating losses generated after December 31, 2017 have an indefinite life and do not expire.

Utilization of net operating losses and tax credit carryforwards may be subject to an annual limitation provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. Management believes it is more likely than not that the deferred tax asset will not be realized and has recorded a net valuation allowance of $30,407,742 and $29,580,483 as of December 31, 2025 and 2024, respectively.

The Company adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table presents the required disclosure pursuant to ASU 2023-09 and reconciles the U.S. statutory federal income tax rate related to pretax income to the effective amount and tax rate for the year ended December 31, 2025 and 2024:

	December 31,
	2025			2024
	Amount		Percent	Amount	Percent
U.S. statutory federal rate	$(634,075)		21.0%	$(2,628,228)	21.0%
Goodwill impairment	—		—	613,947	(4.9%)
State and local income taxes, net of federal income tax effect	45,567	(1)	(1.5%)	64,291 (1)	(0.5%)
Nontaxable or nondeductible items
Meal and entertainment	55,689		(1.9%)	55,583	(0.4%)
Other	27,413		(0.9%)	(30,964)	0.2%
Changes valuation allowances	574,768		(19.0%)	2,013,225	(16.1%)
Total income tax expense	$69,362		(2.3%)	$87,854	(0.7%)

(1)	Taxes in New York, State, California, and New York City made of the majority of the tax effect in this category.

The Company’s components of deferred income tax expense and rate reconciliation to the U.S. federal statutory rate both include amounts related to changes in the valuation allowance, the amounts presented in these sections may differ due to differences in presentation requirements and the underlying nature of certain adjustments.

As of December 31, 2025 and 2024, the Company does not have any material unrecognized tax benefits and accordingly has not recorded any interest or penalties related to unrecognized tax benefits. The Company does not believe that unrecognized tax benefits will significantly change within the next twelve months. The Company and its subsidiaries file Federal, California, Florida, Illinois, Massachusetts, New York State, and New York City income tax returns. These returns remain subject to examination by taxing authorities for all years with net operating loss carryforwards.

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

NOTE 23 — LEASES

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

	December 31,
Operating Leases	2025	2024
Assets
Right-of-use assets	$2,884,619	$4,606,341

Liabilities
Current
Lease liabilities	$1,829,814	$1,839,323

Noncurrent
Lease liabilities	$1,421,061	$3,247,291

Total lease liabilities	$3,250,875	$5,086,614

	December 31,
Finance Leases	2025	2024
Assets
Right-of-use assets	$128,322	$132,566

Liabilities
Current
Lease liabilities	$82,668	$80,349

Noncurrent
Lease liabilities	$48,325	$58,742

Total lease liabilities	$130,993	$139,091

The table below shows the lease expenses recorded in the consolidated statements of operations incurred during the years ended December 31, 2025 and 2024.

		December 31,
Operating Lease Costs	Classification	2025	2024
Operating lease costs	Selling, general and administrative expenses	$2,075,571	$2,751,175
Sublease income	Selling, general and administrative expenses	(12,665)	(414,741)
Net operating lease costs		$2,062,906	$2,336,434

		December 31,
Finance Lease Costs	Classification	2024	2023
Amortization of right-of-use assets	Selling, general and administrative expenses	$96,732	$78,995
Interest on lease liabilities	Selling, general and administrative expenses	10,966	10,273
Total finance lease costs		$107,698	$89,268

Lease Payments

For the years ended December 31, 2025 and 2024, the Company made cash payments related to its operating leases in the amount of $2,227,017 and $2,621,073, respectively.

Future minimum lease payments for leases in effect at December 31, 2025 were as follows:

Year	Operating Leases	Finance Leases
2026	$2,054,617	$85,277
2027	918,827	40,121
2028	155,710	13,832
2029	159,255	—
2030	160,925	—
Thereafter	194,136	—
Total	$3,643,470	$139,230
Less: Imputed interest	(392,595)	(8,237)
Present value of lease liabilities	$3,250,875	$130,993

As of December 31, 2025, the Company’s weighted average remaining lease terms on its operating and finance leases is 3.78 and 1.80 years, respectively, and the Company’s weighted average discount rate related to its operating and finance leases is 8.83% and 7.62%, respectively.

NOTE 24 — COLLABORATIVE ARRANGEMENT

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

During the years ended December 31, 2025 and 2024, the Company recorded net revenues of $193,674 and $3,421,141, respectively, from the Amazon Agreement.

NOTE 25— COMMITMENTS AND CONTINGENCIES

Litigation

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against NSL Ventures (“NSL”) the Socialyte seller, and its principals alleging that the defendants breached the Socialyte Purchase Agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. On September 16, 2024, Defendants answered the Complaint with a general denial and affirmative defenses. On September 16, 2024, defendant NSL also filed a Cross-complaint against the Company and Social Midco, LLC, alleging a single cause of action for breach of contract. The Company and Social Midco answered the Cross-complaint on October 1, 2024. Trial has been scheduled by the Court for July 2026. Due to the early stage of the litigation, an estimate of any possible loss or range of loss cannot be made at this time.

The Company may be subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. In the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

 Letter of Credit

Pursuant to the lease agreement of 42West’s New York office location, the Company is required to issue a letter of credit to secure the leases. On July 24, 2018, the Company renewed the letter of credit issued by City National Bank for the 42West office space in New York. The original letter of credit was for $677,354 and originally expired on August 1, 2018. This letter of credit renews automatically annually unless City National Bank notifies the landlord 60 days prior to the expiration of the Bank’s election not to renew the letter of credit. In connection with the annual renewals in 2021 and 2023, the letter of credit was reduced to $541,883 and $338,677, respectively. The Company granted City National Bank a security interest in bank account funds totaling $338,677 pledged as collateral for the letter of credit. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit. The letter of credit for the New York office was automatically renewed in 2025 and 2024.

Pursuant to the sublease agreement of Dolphin’s Los Angeles office location, the Company issued the sublessor a letter of credit from City National Bank in the amount of $586,077 to secure the sublease. The letter of credit, issued on September 15, 2022, expires a year after issuance and is deemed automatically extended for one year from the expiration date unless City National Bank notifies the landlord 90 days prior to the expiration of the Bank’s election not to renew the letter of credit. On September 15, 2025, this letter of credit was automatically renewed without any changes in terms. The Company granted City National Bank a security interest in bank account funds totaling $586,077 pledged as collateral for the letter of credit. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. If this were to occur, the Company would be required to reimburse the issuer of the letter of credit.

The Company is not aware of any claims relating to its outstanding letters of credit as of December 31, 2025.

NOTE 26 — EMPLOYEE BENEFIT PLAN AND EQUITY INCENTIVE PLAN

The Company and its wholly owned subsidiaries have 401(k) profit sharing plans that covers substantially all of its employees. The Company’s 401(k) plan matches dollar for dollar the first 3% of the employee’s contribution and then 50% of contributions for the next 2%, for a maximum match of 4%. There are certain limitations for highly compensated employees. The Company’s contributions to these plans for the years ended December 31, 2025 and 2024, were approximately $1,062,087 and $803,510, respectively.

Equity Incentive Plan

On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). There are 1,000,000 shares available to grant under the 2017 Plan. During the year ended December 31, 2025 the Company did not issue any awards under the 2017 Plan. During the year ended December 31, 2024, the Company granted Restricted Stock Units (“RSUs”) to certain employees under the 2017 Plan, as detailed in the table below. The fair value of the RSUs granted is determined using the fair value of the Company’s common stock on the date of the grant, which was $2.88.

The RSUs granted during the year ended December 31, 2024, under the 2017 Plan to the Company’s employees vested in four equal installments on the following dates: March 15, 2024, June 15, 2024, September 15, 2024 and December 15, 2024. There was no share-based compensation under the 2017 Plan recognized for the year ended December 31, 2025. The Company recognized compensation expense for RSUs of $17,181 for the year ended December 31, 2024, respectively, which is included in payroll and benefits in the consolidated statements of operations. The related income tax benefit for the year ended December 31, 2024, was inconsequential. As of both December 31, 2025 and 2024, all RSUs were vested and there is no unrecognized compensation expense.

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

Shares issued related to employment agreements

Pursuant to the employment agreement between the Company and Mr. Anthony Francisco, he was entitled to receive share awards amounting to $25,000 at each of certain dates in 2024, in the aggregate amounting to $100,000. The shares were issued based on the 30-day trailing closing sale price for the common stock on the respective dates the shares were issued. Relating to this agreement:

•	on January 11, 2024, the Company issued to Mr. Francisco 4,505 shares of common stock at a price of $3.20 per share.

•	on June 28, 2024, the Company issued to Mr. Francisco 6,145 shares of common stock at a price of $2.92 per share.

Mr. Francisco’s employment agreement expired in September 2024 and was not renewed.

During the year ended December 31, 2024, the Company paid the salary of certain employees at one if its subsidiaries in fully vested shares of the Company’s common stock. During the year ended December 31, 2024, the Company issued an aggregate of 96,581 shares amounting to $186,032, in the aggregate on different dates throughout the year ended December 31, 2024, following the normal payroll cycle.

During the years ended December 31, 2025 and 2024, the Company issued 20,093 and 24,630, respectively, shares of common stock as bonuses for certain employees. During the year ended December 31, 2024, the Company issued 47,257 shares of common stock in satisfaction of a change of control clause in the employment agreement of a key employee of Elle.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLPHIN ENTERTAINMENT, INC.

Dated: March 27, 2026	By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer

Dated: March 27, 2026	By:	/s/ Mirta A Negrini
Mirta A Negrini
Chief Financial and Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William O’Dowd, IV	Chairman, President and Chief Executive Officer	March 27, 2026
William O’Dowd, IV	(Principal Executive Officer)

/s/ Mirta A Negrini	Chief Financial and Operating Officer and Director	March 27, 2026
Mirta A Negrini	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Espensen	Director	March 27, 2026
Michael Espensen

/s/ Nelson Famadas	Director	March 27, 2026
Nelson Famadas

/s/ Hilarie Bass	Director	March 27, 2026
Hilarie Bass

/s/ Nicholas Stanham	Director	March 27, 2026
Nicholas Stanham

/s/ Claudia Grillo	Director	March 27, 2026
Claudia Grillo

36