Form 10-K/A
period 2025-12-31
Dolphin Entertainment, Inc.
filed 2026-04-30
CIK 1282224

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

Number of shares outstanding of the registrant’s common stock as of April 27, 2026: 12,513,104

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Name	Auditor Location	Audit Firm ID
Grant Thornton LLP	Fort Lauderdale, Florida	248

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Dolphin Entertainment, Inc. (the “Company”) for the year ended December 31, 2025 as originally filed with the Securities and Exchange Commission on March 27, 2026 (the “Original Form 10-K”) is being filed to include the information required by Items 10 through 14 of Part III of Form 10-K. This Amendment No. 1 also includes a corrected Exhibit 23.1, which inadvertently referred to the date of the Audit Report as March 26, 2026, which in actuality it was March 27, 2026.

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

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position	Age	First appointed
William O’Dowd, IV	Chief Executive Officer, Chairman, President	57	Chief Executive Officer and Chairman: June 2008; President: 1996
Mirta A. Negrini	Chief Financial Officer, Chief Operating Officer, Director	62	Chief Financial Officer and Chief Operating Officer: October 2013; Director: December 2014
Michael Espensen	Director	76	June 2008
Nelson Famadas	Director	53	December 2014
Nicholas Stanham, Esq.	Director	58	December 2014
Claudia Grillo	Director	67	June 2019
Hilarie Bass	Director	71	October 2024

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

Mr. O’Dowd has served on the Leadership Council of United Way Worldwide since its inception in 2012 and has previously served on the Board of Directors of the Miami-Dade County Public School System Foundation, among other charities. Furthermore, Mr. O’Dowd has taught one course a year as an adjunct professor at the University of Miami School of Communication for the past 30 years.

Mirta A. Negrini. Ms. Negrini has served on our Board since December 2014 and as our Chief Financial and Operating Officer since October 2013. Ms. Negrini has over thirty years of experience in both private and public accounting. Immediately prior to joining us, she served since 1996 as a founding and named partner in Gilman & Negrini, P.A., an accounting firm of which we were a client. Prior to that, Ms. Negrini worked at several multinational corporations and she began her career at Arthur Andersen LLP in 1986. Ms. Negrini serves on the Board of Directors of St. Brendan High School. She is a Certified Public Accountant licensed in the State of Florida.

Michael Espensen. Mr. Espensen has served on our Board since June 2008. From 2009 to 2014, Mr. Espensen served as Chief Executive Officer of Keraplast Technologies, LLC, a private multimillion-dollar commercial-stage biotechnology company, from where he retired. From 2009 to present, Mr. Espensen has also served as Chairman of the Board of Keraplast. While serving as Chief Executive Officer, Mr. Espensen was responsible for overseeing and approving Keraplast’s annual budgets and financial statements. Mr. Espensen is also a producer and investor in family entertainment for television and feature films. Between 2006 and 2009, Mr. Espensen was Executive or Co-Executive Producer of twelve made-for-television movies targeting children and family audiences. As Executive Producer, he approved production budgets and then closely monitored actual spending to ensure that productions were not over budget. Mr. Espensen has also been a real estate developer and investor for over forty years.

Nelson Famadas. Mr. Famadas has served on our Board since December 2014. He is Managing Partner and Chief Operating Officer of Carver Road Capital, a hospitality private equity fund where he has been since 2020. Previously, he owned and served as President of Cien, a Hispanic marketing firm. Prior to Cien from 2011 to 2015, Mr. Famadas served as Senior Vice President of National Latino Broadcasting (“NLB”), an independent Hispanic media company that owns and operates two satellite radio channels on SiriusXM. From 2010 to 2012, Mr. Famadas served as our Chief Operating Officer, where he was responsible for daily operations including public filings and investor relations. From 2002 through 2010, he served as President of Gables Holding Corp., a real estate development company based in Puerto Rico. Mr. Famadas began his career at MTV Networks, specifically MTV Latin America, ultimately serving as New Business Development Manager. From 1995 through 2001, he co-founded and managed Astracanada Productions, a television production company that catered mostly to the Hispanic audience, creating over 1,300 hours of programming. As Executive Producer, he received a Suncoast EMMY in 1997 for Entertainment Series for A Oscuras Pero Encendidos. Mr. Famadas has over 20 years of experience in television and radio production, programming, operations, sales and marketing.

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

Hilarie Bass. Ms. Bass has served on our Board since October 2024. Until December 2018, Ms. Bass was president of Greenberg Traurig, a leading global law firm with more than 2000 attorneys and 40 offices worldwide. Prior to being president of the law firm, she served as Chair of the 600 member Litigation Department for eight years. A trial lawyer for more than 30 years, Ms. Bass litigated business disputes involving $100’s of millions for Fortune 100 companies in both jury and non-jury trials. Her expertise as a trial lawyer was recognized by her invitation to be a member of the American College of Trial lawyers. Ms. Bass has served as president of the American Bar Association, as Chair of the University of Miami Board of Trustees, and as Chair of the Board of United Way of Miami Dade. She currently is a member of the UHealth Board of Directors, the Board of the ABA Retirement Fund and the American Bar Endowment. Ms. Bass serves as president of the Bass Institute for Diversity and Inclusion, an entity she created in 2019, along with the Bass Foundation. In her role at the Institute, she has spoken around the world on issues of gender parity, women’s leadership, and the retention and elevation of women in the corporate context.

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

Audit Committee and Audit Committee Financial Experts

The Audit Committee consists of Messrs. Famadas, Stanham and Espensen, who serves as Chairman. In 2025, the Audit Committee held four meetings. All members of the Audit Committee were present at each meeting.

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

Director Nominations

Our Board currently does not have a standing nominating committee or committee performing similar functions. In accordance with Nasdaq rules, a majority of the Board’s independent directors recommend director nominees for selection by the Board. Our Board believes that our independent directors can satisfactorily carry out the responsibility of properly selecting, approving and recommending director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are those independent directors of the Board. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Compensation Committee

The Compensation Committee consists of Messrs. Stanham and Famadas, who serves as Chairman. In 2025, the Compensation Committee held one meeting, which both members attended.

Among its responsibilities, the Compensation Committee: establishes salaries, incentives and other forms of compensation for executive officers and directors; reviews and approves any proposed employment agreement with any executive officer and any proposed modification or amendment thereof; and maintains and administers our equity incentive plan.

The Compensation Committee Chairman reports on Compensation Committee actions and recommendations at Board meetings. The Compensation Committee has the authority to engage the services of outside legal or other experts and advisors as it determines in its sole discretion; however, in 2025 the Compensation Committee did not engage an independent compensation consultant because it did not believe one was necessary. Our Chief Executive Officer may recommend compensation levels for executive officers (other than his own) to the Compensation Committee. The Compensation Committee may form and delegate authority to subcommittees as appropriate and in accordance with applicable law, regulation and the Nasdaq rules.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and other dispositions of the Company's securities by our directors, officers, and employees. We believe that our insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of this insider trading policy was filed as Exhibit 19.1 in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 27, 2025. In addition, with respect to the Company transacting in its own securities, it is the Company's policy to comply with federal securities laws.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires a company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of a company’s equity securities, to file reports of ownership and changes in ownership with the SEC.

To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all filing requirements applicable to our directors, executive officers, and persons who own more than 10% of our common stock were complied with during 2025, except Bill O’Dowd filed a late Form 4 on September 16, 2025 for a transaction dated May 12, 2025.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)		Total ($)
William O’Dowd, IV,	2025	400,000	—	282,880	(1)	682,880
Chairman and Chief Executive Officer	2024	400,000	—	283,598	(2)	683,598

Mirta A. Negrini,	2025	325,000	—	—		325,000
Chief Financial and Operating Officer	2024	322,917	—	—		322,917

———————

(1)	This amount includes life insurance in the amount of $20,380 and interest accrued on accrued and unpaid compensation in the amount of $262,500 (see Certain Relationship and Related Party Transactions). This amount does not include interest payments on promissory notes from related party transactions.

(2)	This amount includes life insurance in the amount of $20,380 and interest accrued on accrued and unpaid compensation in the amount of $263,218 (see Certain Relationship and Related Party Transactions). This amount does not include interest payments on promissory notes from related party transactions.

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

Outstanding Equity Awards at Fiscal Year-End

None of the Named Executive Officers in the table above had any outstanding equity awards as of December 31, 2025 and December 31, 2024.

Director Compensation

During the year ended December 31, 2025, we did not pay compensation to any of our directors in connection with their service on our Board. On March 30, 2026, the Board approved compensation for the non-employee directors, effective January 1, 2026. The non-employee directors will be paid $20,000 annually, to be paid one half in cash and one half in Restricted Stock Units.

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

No off-cycle stock option awards were granted to named executive officers in 2025. During 2025, the Company did not grant equity awards to its named executive officers during the four business days prior to or the one business day following the filing of its periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. The Company has not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation for purposes of grants to its named executive officers in 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows the beneficial ownership as of April 27, 2026, of our common stock and our Series C Convertible Preferred Stock (the “Series C”) held by each of our named executive officers, all directors and executive officers as a group and each person known to us to be the beneficial owner of more than 5% of our outstanding common stock and 5% of our Series C. The percentages in the table below are based on 12,513,104 shares of common stock outstanding and 50,000 shares of Series C outstanding as of April 27, 2026. Shares of common stock issuable upon conversion of the Series C are not included in such calculation as a result of the Stock Restriction Agreement entered into between the Company and the holder of the Series C pursuant to which the conversion of the Series C is prohibited until such time as a majority of the independent directors of the Board approves the removal of the prohibition. The Stock Restriction Agreement also prohibits the sale or other transfer of the Series C until such transfer is approved by a majority of the independent directors of the Board. The Stock Restriction Agreement shall terminate upon a Change of Control (as such term is defined in the Stock Restriction Agreement) of the Company.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act. Except as indicated by footnote and subject to community property laws, where applicable, to our knowledge the persons named in the table below have sole voting and investment power with respect to all shares of common stock that are shown as beneficially owned by them. In computing the number of shares owned by a person and the percentage ownership of that person, any such shares subject to warrants or other convertible securities held by that person that were exercisable as of April 27, 2026 or that will become exercisable within 60 days thereafter are deemed outstanding for purposes of that person’s percentage ownership but not deemed outstanding for purposes of computing the percentage ownership of any other person.

Common Stock

Name and Address of Owner(1)	# of Shares of Common Stock	% of Class (Common Stock)
Directors and Executive Officers
William O’Dowd, IV(2)	2,825,354	19.1%
Michael Espensen(3)	1,684	*
Nelson Famadas(3)	3,665	*
Mirta A. Negrini	148	*
Nicholas Stanham, Esq.(3)(4)	11,656	*
Claudia Grillo(3)	1,732	*
Hilarie Bass(3)	1,656	*

All Directors, Director Nominee and Executive Officers as a Group (7 persons)	2,845,895	19.3%

Over 5% Shareholder
Jennifer and Galen Gering(5)	797,780	6.01%
Michael Lowell(6)	1,592,781	11.5%
Danielle Finck	961,000	7.7%
NSL Ventures LLC, 535 South Norton, Los Angeles, CA 90020	1,015,746	8.1%

Series C Convertible Preferred Stock

Name and Address of Owner(1)	# of Shares of Preferred Stock		% of Class (Preferred Stock)
William O’Dowd, IV(7)	50,000	(8)	100%

———————

* Less than 1% of outstanding shares.

(1)	Unless otherwise indicated, the address of each shareholder is c/o Dolphin Entertainment, Inc., 150 Alhambra Circle, Suite 1200, Coral Gables, Florida, 33134.

(2)

The amount shown includes (1) 62,106 shares of common stock held by Dolphin Digital Media Holdings LLC, which is wholly-owned by Mr. O’Dowd, (2) 54,535 shares of common stock held by Dolphin Entertainment, LLC, which is wholly-owned by Mr. O’Dowd, (3) 465,840 shares of common stock held by Mr. O’Dowd individually and 2,242,873 shares of common stock issuable upon conversion of three convertible promissory notes held by Dolphin Entertainment, LLC, an entity wholly owned by Mr. O’Dowd. The amount shown does not include shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock as such series is not presently convertible.

(3)	Includes 1,656 Restricted Stock Units that will vest on May 15, 2026. Does not include 4,967 Restricted Stock Units that will not vest within 60 days of April 27, 2026.

(4)	Mr. Stanham shares voting and dispositive power with respect to 10,000 of the shares of common stock with his spouse.

(5)	This number includes 30,267 shares of common stock and 767,513 shares of common stock issuable upon conversion of six convertible promissory notes within 60 days of April 27, 2026.
(6)	This number includes 284,370 shares of common stock and 1,308,411 shares of common stock issuable upon conversion of three convertible promissory notes within 60 days of April 27, 2026.
(7)	The Series C Convertible Preferred Stock are held by Dolphin Entertainment, LLC, which is wholly-owned by Mr. O’Dowd.

(8)	The Series C is entitled to 7,108,410 votes and is entitled to vote together as a single class on all matters upon which common stockholders are entitled to vote. On November 12, 2020, we entered into a stock restriction agreement with Mr. O’Dowd that prohibits the conversion of Series C Convertible Preferred Stock into common stock unless the majority of the independent directors of the board of directors vote to remove the restriction. The stock restriction agreement will be immediately terminated upon a change of control as defined in the agreement.

Change in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Table

The following table presents information on the Company’s equity compensation plans as of December 31, 2025. All outstanding awards relate to our Common Stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (c)
Equity compensation plans approved by security holders	—	—	921,606	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	921,606	(1)

(1)	On June 29, 2017, the shareholders of the Company approved the Dolphin Digital Media, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan authorizes future awards of up to 1,000,000 shares of Common Stock. On December 31, 2025, there were 921,606 shares of Common Stock available for future issuance under the 2017 Plan.

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

Transactions with Related Persons

William O’Dowd, IV. Mr. O’Dowd is our Chief Executive Officer and the Chairman of the Board. Dolphin Entertainment, LLC (“DE LLC”), an entity wholly owned by Mr. O’Dowd, previously advanced funds for working capital to Dolphin Films, Inc. (“Dolphin Films”). On June 1, 2021, April 29, 2024 and June 10, 2024, we issued nonconvertible promissory notes with principal balances of $1,107,873, $1,000,000 and $135,000, respectively (the “DE LLC Notes”) to DE LLC. On May 12, 2025, we entered into an exchange agreement (the “Exchange Agreement”) with DE LLC, pursuant to which we and DE LLC agreed to exchange the three nonconvertible promissory notes in the aggregate principal amount of $2,242,873 for three convertible promissory notes (the “New DE Notes”) in the same principal amounts. As consideration for the Exchange Agreement, we and DE LLC agreed to extend the maturity dates of each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The New DE Notes bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the New DE Notes and any accrued interest thereon at any time before the maturity date of the New DE Notes into our common stock at a conversion price of $1.00 per share.

As of December 31, 2025 and 2024, we owed DE LLC $2,242,873 of principal and $488,054 and $263,767, respectively, of accrued interest on the New DE Notes. During the years ended December 31, 2025 and 2024, we recorded interest expense of $224,287 and $186,344, respectively, related to the New DE Notes. During the year ended December 31, 2025, we did not repay any principal or interest amount owed to DE LLC. During the year ended December 31, 2024, we made a $200,000 cash payment for interest on the DE LLC Notes and did not repay any of the principal balance. There have not been any proceeds received, repayments of principal or payments of interest related to the New DE LLC Notes for the period between January 1, 2026 and April 27, 2026. The largest aggregate principal amount we owed DE LLC during 2025, 2024 and as of April 27, 2026 was $2,242,873. The balance of principal outstanding under the New DE Notes as of April 27, 2026 was $2,242,873.

On September 7, 2012, we entered into an employment agreement with Mr. O’Dowd, which was subsequently renewed for a period of two years, effective January 1, 2015. The agreement provided for an annual salary of $250,000 and a one-time bonus of $1,000,000. Unpaid compensation accrues interest at a rate of 10% per annum. As of each of December 31, 2025 and 2024, we had a balance of $2,625,000 of accrued compensation and $1,366,305 and $1,503,805, respectively, of accrued interest related to this agreement. We recorded $262,500 and $263,219, respectively, of interest expense for the years ended December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, we paid $400,000 and $200,000, respectively, of interest payments to Mr. O’Dowd. No accrued compensation or interest payments were made to Mr. O’Dowd for the period between January 1, 2026 and April 27, 2026. The largest aggregate balance of accrued compensation we owed Mr. O’Dowd during 2025, 2024 and as of April 27, 2026 was $2,625,000. The balance of accrued compensation as of April 27, 2026 was $2,625,000.

Donald Scott Mock. Mr. Mock is the brother of our Chief Executive Officer, Mr. O’Dowd. On January 16, 2024, May 28, 2024 and December 30, 2024, we issued three nonconvertible promissory notes to Mr. Mock in the amounts of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112, (collectively, the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on the fourth anniversary of their respective issuance dates. During the years ended December 31, 2025 and 2024, we recorded interest expense of $98,311 and $90,417, respectively, related to the Mock Notes. As of December 31, 2025 and 2024, we owed Mr. Mock $983,112 of the principal balance of the Mock Notes and $188,728 and $90,417, respectively, of accrued interest on the Mock Notes. During the years ended December 31, 2025 and 2024, we did not repay any principal balance or make interest payments to Mr. Mock. There have not been any proceeds received or repayments of principal related to the Mock Notes for the period between January 1, 2026 and April 27, 2026. Interest payments in the amount of $32,770 were made to Mr. Mock during the period between January 1, 2026 and April 27, 2026 related to the Mock Notes. The largest aggregate principal amount we owed to Mr. Mock during 2025, 2024 and as of April 27, 2026 was $983,112. The balance of principal outstanding under the note as of April 27, 2026 was $983,112.

Hilarie Bass. Ms. Bass is a member of our Board of Directors. On May 13, 2025, we entered into a one-year consulting agreement with her with an effective date of January 1, 2025, pursuant to which Ms. Bass will provide commercial litigation advice and litigation consulting services to us (the “Consulting Agreement”). As compensation for these services we paid Ms. Bass $25,000 on each of May 15, 2025, July 10, 2025, November 1, 2025 and January 30, 2026 related to this Consulting Agreement. The largest aggregate amount we owed to Ms. Bass under the Consulting Agreement during 2025 and as of April 27, 2026 was $100,000. As of April 27, 2026, we do not owe Ms. Bass any amount under this Consulting Agreement.

Compensation of Named Executive Officers and Directors

For information regarding compensation of named executive officers and directors, please see “Item 11. Executive Compensation.”

Director Independence

We deem that each of Michael Espensen, Nelson Famadas, Nicholas Stanham, Esq., Claudia Grillo and Hilarie Bass, are independent as that term is defined by NASDAQ 5605(a)(2). The Board determined that Ms. Bass is independent as the compensation she received for her consulting services described above was less than $120,000. In making its determinations, our Board has concluded that none of our independent directors have an employment, business, family or other relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Our Independent Registered Public Accounting Firm

The following table sets forth the aggregate fees billed or expected to be billed to our company for professional services rendered by our independent registered public accounting firm, Grant Thornton LLP, for the fiscal years ended December 31, 2025 and 2024.

	Year Ended 12/31/2025	Year Ended 12/31/2024
Audit Fees(1)	$798,436	$750,750
Audit-Related Fees(2)	31,500	157,538
Tax Fees	—	—
All Other Fees	—	—
Total	$829,936	$908,288

———————

(1)

Audit Fees— this category consists of fees billed or expected to be billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with regular filings with the Securities and Exchange Commission and other services that are normally provided by our independent registered public accounting firm for the fiscal years ended December 31, 2025 and December 31, 2024.

(2)

Audit Related Fees – this category consists of fees billed or expected to be billed for audit related services performed by the independent registered public accounting firm that are not required by statute or regulation for the registrant itself. During the year ended December 31, 2025, these fees were related to the review of the combined financial statements of 42West LLC, Special Projects Media, LLC, The Digital Dept., LLC and Elle Communications LLC (the “Borrower Group”) related to a term loan with Bank United. During the year ended December 31, 2024, these fees were related to the review of the combined financial statements of the Borrower Group and the audit of Elle Communications LLC.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all auditing services provided by the independent auditors. Accordingly, our Audit Committee approved all services rendered by our independent registered public accounting firm, Grant Thornton, LLP, during fiscal year 2025, as described above. Our Audit Committee and Board has considered the nature and amount of fees billed or expected to be billed by Grant Thornton, LLP and believes that the provision of services for activities unrelated to the audit was compatible with maintaining Grant Thornton, LLP’s independence.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

No financial statements or supplemental data are filed with this Amendment. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(2) Financial Statement Schedules

None.

(3) Exhibits

The exhibits identified in the Exhibit Index below are included herein or incorporated by reference.

Exhibit Index

Exhibit No.	Description	Incorporated by Reference
3.1	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc., as amended (incorporating all amendments through January 22, 2025).	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2025.
3.2	Bylaws of Dolphin Digital Media, Inc., dated as of December 3, 2014.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2014.
4.1	Registration Rights Agreement, dated July 5, 2018, by and among the Company and the Members party thereto.	Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K, filed on July 11, 2018.
4.2	Description of Common Stock	Incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020
4.3	Form of Convertible Promissory Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.
4.4	Registration Rights Agreement dated as of October 2, 2023, by and among Dolphin Entertainment, Inc., and the Sellers party thereto.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2023.
4.5	Registration Rights Agreement dated August 14, 2025 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2025.
4.6	Form of Dolphin Entertainment LLC Convertible Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2025.
10.1	Dolphin Entertainment Inc., 2017 Equity Incentive Plan.†	Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8, filed on August 8, 2017.

10.3	Purchase agreement dated August 12, 2025 with Lincoln Park Capital Fund LLC	Incorporated herein by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q, filed on August 14, 2025.
10.5	Membership Interest Purchase Agreement dated as of November 14, 2022, by and between Dolphin Entertainment, Inc. and NSL Ventures, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2022.
10.6	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2023.
10.7	Form of Second Amendment to Promissory Notes	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2025.
10.8	Form of Third Amendment to Promissory Notes	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2025.
10.9	Dolphin Entertainment LLC Note Exchange Agreement	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2025.
19.1	Insider Trading Policies and Procedures	Incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2025.
21.1	List of Subsidiaries of the Company.	Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2026.
23.1	Consent of Grant Thornton LLP	Filed herewith.
31.1	Certification of Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026.
97.1	Dolphin Entertainment Clawback Policy	Incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on March 27, 2025
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 27, 2026.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DOLPHIN ENTERTAINMENT, INC.

Dated: April 30, 2026	By:	/s/ William O’Dowd, IV
William O’Dowd, IV
Chief Executive Officer

