Form 10-Q
period 2026-03-31
Dolphin Entertainment, Inc.
filed 2026-05-12
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of common stock outstanding was 13,017,271 as of May 11, 2026.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current
Cash and cash equivalents	$6,283,857	$8,756,585
Restricted cash	925,004	925,004
Accounts receivable:
Trade, net of allowance of $449,279 and $1,327,808, respectively	6,952,004	7,848,970
Other receivables	4,384,663	5,243,931
Other current assets	1,201,594	1,179,498
Total current assets	19,747,122	23,953,988

Capitalized production costs, net	542,305	520,338
Employee receivable	1,228,085	1,196,085
Right-of-use assets	2,630,279	3,012,941
Goodwill	21,507,944	21,507,944
Intangible assets, net	7,375,731	7,898,607
Property, equipment and leasehold improvements, net	38,410	50,961
Other long-term assets	198,296	189,296
Total Assets	$53,268,172	$58,330,160

(Continued)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	March 31, 2026	December 31, 2025
LIABILITIES
Current
Accounts payable	$2,415,858	$3,096,715
Term loans, current portion	1,852,548	1,813,760
Revolving line of credit	400,000	400,000
Notes payable, current portion	3,500,000	3,500,000
Convertible notes payable, current portion	1,550,000	1,250,000
Accrued interest – related party	2,163,116	2,043,087
Accrued compensation – related party	2,625,000	2,625,000
Lease liabilities, current portion	1,671,364	1,912,482
Deferred revenue	953,969	794,177
Other current liabilities	10,010,068	11,096,820
Total current liabilities	27,141,923	28,532,041

Noncurrent
Term loans, noncurrent portion	2,502,601	2,976,930
Notes payable, noncurrent portion	4,580,000	4,580,000
Convertible notes payable	5,900,000	6,460,000
Convertible notes payable– related party	2,839,556	2,904,357
Convertible notes payable at fair value	260,000	270,000
Loans from related party	983,112	983,112
Lease liabilities	1,271,028	1,469,386
Deferred tax liability	481,561	463,909
Total Liabilities	45,959,781	48,639,735
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 12,513,104 and 12,221,432 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	187,697	183,321
Additional paid-in capital	159,114,925	158,809,301
Accumulated deficit	(151,995,231)	(149,303,197)
Total Stockholders’ Equity	7,308,391	9,690,425
Total Liabilities and Stockholders’ Equity	$53,268,172	$58,330,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2026	2025

Revenues	$12,803,937	$12,169,711

Expenses:
Direct costs	784,650	344,414
Payroll and benefits	10,715,144	10,304,233
Selling, general and administrative	2,047,161	1,772,444
Depreciation and amortization	537,276	591,552
Acquisition cost	—	416,171
Legal and professional	856,138	514,424
Total expenses	14,940,369	13,943,238

Loss from operations	(2,136,432)	(1,773,527)

Other (expenses) income:
Change in fair value of convertible note	10,000	20,000
Interest expense, net	(547,950)	(554,013)
Total other (expenses) income, net	(537,950)	(534,013)
Loss before income taxes	(2,674,382)	(2,307,540)

Income tax expense	(17,652)	(21,522)

Net loss	$(2,692,034)	$(2,329,062)

Loss per share:
Basic	$(0.22)	$(0.21)
Diluted	$(0.22)	$(0.21)

Weighted average number of shares outstanding:
Basic	12,327,974	11,162,026
Diluted	12,327,974	11,162,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,692,034)	$(2,329,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	537,276	591,552
Allowance for credit losses	149,791	55,754
Change in fair value of convertible notes	(10,000)	(20,000)
Deferred income tax expense	17,652	21,522
Amortization of debt premium	(64,800)	—
Debt origination costs amortization	12,624	7,012
Changes in operating assets and liabilities:
Accounts receivable, trade and other	1,606,443	(2,095,232)
Other current assets	(22,097)	(180,409)
Capitalized production costs	(21,967)	(20,899)
Other long-term assets and employee receivable	(41,000)	(18,025)
Deferred revenue	159,792	477,150
Accounts payable	(680,858)	(224,185)
Accrued interest – related party	120,029	144,607)
Other current liabilities	(1,086,751)	1,909,304
Other noncurrent liabilities	—	(18,915)
Lease liability, operating leases	(59,672)	(26,153)
Lease liability, finance leases	33,861	22,554
Net cash used in operating activities	(2,041,711)	(1,703,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,850)	(1,088)
Net cash used in investing activities	(1,850)	(1,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	50,000	775,000
Proceeds from notes payable	—	250,000
Repayment of term loan	(448,165)	(417,712)
Principal payments on finance leases	(31,002)	(21,357)
Net cash (used in) provided by financing activities	(429,167)	585,931

Net decrease in cash and cash equivalents and restricted cash	(2,472,728)	(1,118,582)
Cash and cash equivalents and restricted cash, beginning of period	9,681,589	9,128,843
Cash and cash equivalents and restricted cash, end of period	$7,208,861	$8,010,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$429,066	$369,678
Lease liabilities arising from obtaining right-of-use assets	$15,697	$26,019

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOWS INFORMATION:
Convertible notes payable converted into shares of common stock	$310,000	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Three Months Ended March 31,
	2026	2025

Cash and cash equivalents	$6,238,857	$7,085,260
Restricted cash	925,004	925,004
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$7,208,861	$8,010,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the three months ended March 31, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2025	50,000	$1,000	12,221,432	$183,321	$158,809,301	$(149,303,197)	$9,690,425
Net loss for the three months ended March 31, 2026	—	—	—	—	—	(2,692,034)	(2,692,034)
Conversion of convertible notes payable	—	—	291,672	4,376	305,624	—	310,000
Balance March 31, 2026	50,000	$1,000	12,513,104	$187,697	$159,114,925	$(151,995,231)	$7,308,391

For the three months ended March 31, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2024	50,000	$1,000	11,612,026	$166,688	$157,692,132	$(146,214,429)	$11,645,391
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(2,329,062)	(2,329,062)
Issuance of shares related to restricted stock units	—	—	6,093	91	(91)	—	—
Balance March 31, 2025	50,000	$1,000	11,618,119	$166,779	$157,692,041	$(148,543,491)	$9,316,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Dolphin Entertainment, Inc., a Florida corporation (the “Company,” “Dolphin,” “we,” “us” or “our”), is a leading independent entertainment marketing and production company. Through its subsidiaries 42West, LLC (“42West”), The Door Marketing Group, LLC (“The Door”), Shore Fire Media, Ltd (“Shore Fire”), The Digital Dept., LLC (“The Digital Dept.”), Special Projects LLC (“Special Projects”), and Elle Communications, LLC (“Elle”), the Company provides expert strategic marketing and publicity services to many of the top brands, both individual and corporate, in the motion picture, television, music, gaming, culinary, hospitality and lifestyle industries.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Shore Fire, The Digital Dept., Special Projects and Elle. The accounts of Always Alpha Sports Management, LLC (“Always Alpha”) are also included as of and for the three months ended March 31, 2025. Always Alpha was subsequently sold on November 14, 2025. All significant intercompany balances and transactions have been eliminated in consolidation. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, and its results of operations and cash flows for the three months ended March 31, 2026 and 2025. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Recent Accounting Pronouncements

Accounting Pronouncements Adopted in 2026

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that permits an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company adopted this ASU prospectively in the first quarter of 2026, and its adoption did not have a material effect on the Company’s condensed consolidated financial statements.

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

NOTE 2 – REVENUE

Disaggregation of Revenue

The Company’s principal geographic markets are within the U.S. The following is a description of the principal activities, by reportable segment, from which we generate revenue. For more detailed information about reportable segments, see Note 10.

Entertainment Publicity and Marketing

The Entertainment Publicity and Marketing (“EPM”) segment generates revenue from diversified marketing services, including public relations, entertainment and hospitality content marketing, strategic marketing consulting and content production of marketing materials. Within the EPM segment, we typically identify one performance obligation, the delivery of professional publicity services, in which we typically act as the principal. The Company renders services to clients for a fixed monthly fee. The services provided by the Company are considered a single performance obligation that is simultaneously consumed by clients as they are being rendered by the Company. The Company recognizes revenue as the monthly services are performed. Direct costs reimbursed by clients are billed as pass-through revenue with no mark-up.

We also enter into management agreements with a roster of social media influencers, athletes and sports broadcasters and we are paid a percentage of the revenue earned by them. Due to the short-term nature of these contracts, in which we typically act as the agent, the performance obligation is typically completed and revenue is recognized net at a point in time, typically the date of publication.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2026, the Company entered into an agreement with YB Aircraft Productions Inc. (“YB”) to acquire the licensing rights to distribute Youngblood movie worldwide, with the exception of Canada, and agreed to pay YB a guaranteed, non-refundable advance of $700,000, payable in two equal installments of $350,000 each, on August 31, 2026 and February 28, 2027. The $700,000 advance to YB was recorded in direct costs in our condensed consolidated statement of operations for the three months ended March 31, 2026. The Company also entered into a distribution agreement with Well Go USA, Inc. (“Well Go”) to distribute the film across all media in the United States. The agreement provides for a $450,000 guaranteed, non-refundable advance against the revenues from the distribution of Youngblood upon delivery of the film to Well Go. The film was released in theaters on March 6, 2026 and the Company recorded revenues of $450,000 from the minimum guaranteed advance for the three months ended March 31, 2026.

During the three months ended March 31, 2025, the Company recognized $92,033 of revenue in its CPD segment related to sales of its motion picture Believe released in 2013.

The revenues recorded by the EPM and CPD segments is detailed below:

	For the Three Months Ended March 31,
	2026	2025
Entertainment publicity and marketing	$12,348,245	$12,077,678
Content production	455,692	92,033
Total Revenues	$12,803,937	$12,169,711

Contract Balances

The opening and closing balances of our contract asset and liability balances from contracts with customers as of March 31, 2026 and December 31, 2025 were as follows:

	Accounts Receivable	Other Receivables	Contract Assets	Contract Liabilities
Balance at December 31, 2025	$7,848,970	$5,243,931	$113,176	$794,177
Balance at March 31, 2026	6,952,004	4,384,663	223,131	953,969

Contract assets are comprised of services provided for which consideration has not been received and are transferred to accounts receivable when the right to payment becomes unconditional. Contract assets are presented within other current assets in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Contract liabilities are recorded when the Company receives advance payments from customers for public relations projects or as deposits for promotional or brand-supported video projects. Once the work is performed or the projects are delivered to the customer, the contract liabilities are deemed earned and recorded as revenue. Advance payments received are generally for a short duration and are recognized once the performance obligation of the contract is met.

Revenues for the three months ended March 31, 2026 and 2025 include the following:

	Three Months Ended March 31,
	2026	2025
Amounts included in the beginning of year contract liability balance	$693,919	$333,713

The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of March 31, 2026, the Company had a balance of $21,507,944 of goodwill on its condensed consolidated balance sheet resulting from its acquisitions of 42West, The Door, Special Projects, Shore Fire and Elle. All the Company’s goodwill is related to the entertainment, publicity and marketing segment.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. There were no triggering events noted during the three months ended March 31, 2026 and 2025, that would require the Company to reassess goodwill for impairment outside its annual impairment test.

Intangible Assets

Finite-lived intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$17,592,387	$11,387,404	$6,204,983	$17,592,387	$10,997,027	$6,595,360
Trademarks and trade names	5,128,583	3,957,835	1,170,748	5,128,583	3,825,336	1,303,247
Non-compete agreements	690,000	690,000	—	690,000	690,000	—
	$23,410,970	$16,035,239	$7,375,731	$23,410,970	$15,512,363	$7,898,607

Amortization expense associated with the Company’s intangible assets was $522,876 and $574,242 for the three months ended March 31, 2026, and 2025, respectively.

2026	$1,568,629
2027	1,406,262
2028	1,064,106
2029	906,886
2030	727,096
Thereafter	1,702,752
Total	$7,375,731

NOTE 4 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued funding under Max Steel marketing agreement	$620,000	$620,000
Accrued producer guarantee fee for Youngblood	700,000	—
Accrued audit, legal and other professional fees	168,489	407,826
Accrued commissions	680,285	897,594
Accrued bonuses	989,647	1,490,042
Talent liability	4,384,663	5,243,931
Accumulated customer deposits	1,082,264	1,144,898
Other	1,384,720	1,292,529
Other current liabilities	$10,010,068	$11,096,820

During the three months ended March 31, 2025, the Company entered into an agreement with Andrea Oliveri and Nicole Vecchiarelli, (“Special Projects Sellers”), to pay $416,171 of additional consideration related to the working capital adjustment. Since the agreement was made outside of the measurement period of one year from the acquisition date of October 1, 2023, the payment due to the Special Projects Sellers was recorded as acquisition costs in the condensed consolidated statement of operations for the three months ended March 31, 2025. The additional consideration related to the working capital adjustment was paid in installments during the year ended December 31, 2025 and there was no balance outstanding related to this arrangement as of March 31, 2026 and December 31, 2025.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 — DEBT

Total debt of the Company was as follows as of March 31, 2026 and December 31, 2025:

Debt Type	March 31,	December 31,
	2026	2025
Convertible notes payable	$7,450,000	$7,710,000
Convertible note payable - fair value option	260,000	270,000
Non-convertible promissory notes	5,080,000	5,080,000
Non-convertible promissory notes – Socialyte	3,000,000	3,000,000
Convertible notes from related party	2,242,873	2,242,873
Loans from related party	983,112	983,112
Revolving line of credit	400,000	400,000
First BKU Term loan	3,195,186	3,481,182
Second BKU Term loan	1,218,857	1,381,026
Debt issuance costs	(58,894)	(71,518)
Total debt	$23,771,134	$24,476,675
Less current portion of debt	(7,302,548)	(6,963,761)
Noncurrent portion of debt	$16,468,586	$17,512,914

The table below details the maturity dates of the principal amounts for the Company’s debt as of March 31, 2026:

Debt Type	Maturity Date	2026		2027	2028	2029	2030	Thereafter
Convertible notes payable	Between October 2026 and September 2030	$1,250,000		$2,850,000	$400,000	$675,000	$2,775,000	$—
Nonconvertible promissory notes	Ranging between June 2025 and August 2030	500,000		750,000	2,665,000	715,000	450,000	—
Nonconvertible unsecured promissory note – Socialyte	September 2023 (A)	3,000,000	(A)	—	—	—	—	—
Revolving line of credit	July 11,2026 (mandatory 30-day annual clearing of the line of credit balance)	400,000		—	—	—	—	—
First BKU Term Loan	September 2028	890,311		1,276,631	1,028,244	—	—	—
Second BKU Term Loan	December 2027	503,332		715,525	—	—	—	—
Convertible notes form related party	December 2027 through December 2029	—		1,107,873		1,135,000	—	—
Loans from related party	January 2029 through December 2029	—		—	—	983,112	—	—
		$6,543,643		$6,700,029	$4,093,244	$3,508,112	$3,225,000	$—

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Notes Payable

During the three months ended March 31, 2026 and 2025 the Company issued one and six convertible notes payable and received proceeds of $50,000 and $775,000, respectively. As of March 31, 2026, the Company had twenty-nine convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances.

The balance of each convertible notes payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Notes balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
100,000	30-day average closing market price of our common stock	$1.01
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
50,000	Fixed conversion price	$1.01
1,650,000	Fixed conversion price	$1.07
125,000	Fixed conversion price	$1.03
500,000	Fixed conversion price	$1.00
100,000	Fixed conversion price	$1.16
200,000	Fixed conversion price	$1.04
350,000	Fixed conversion price	$1.28
100,000	Fixed conversion price	$1.32
100,000	Fixed conversion price	$1.67
50,000	Fixed conversion price	$1.60
100,000	Fixed conversion price	$1.25
$7,450,000

As of March 31, 2026 the principal balance of $1,550,000 and $5,900,000 related to the convertible notes payable was recorded in current and noncurrent liabilities, respectively, on its condensed consolidated balance sheet under the caption convertible notes payable. As of December 31, 2025 the principal balance of $1,250,000 and $6,460,000 related to the convertible notes payable was recorded in current and noncurrent liabilities, respectively, on its condensed consolidated balance sheet under the caption convertible notes payable.

On January 26, 2026, March 9, 2026 and March 18, 2026, three holders of three convertible notes payable with an aggregate principal balance of $310,000 converted the full principal amount of each of the convertible promissory notes payable into an aggregate of 291,672 shares of the Company’s common stock, pursuant to the provisions of their respective convertible notes payable. On January 8, 2026, the Company issued a convertible note payable in the amount of $50,000 and received proceeds of $50,000. The note bears interest at a rate of 10% per annum, may be converted at a price of $1.60 per share and matures on the fourth anniversary of its issuance date. On May 1, 2026, the holder of two convertible promissory notes converted the aggregate principal balance of $500,000 and accrued interest of $4,167 into 504,167 shares of the Company’s common stock pursuant to the convertible notes payable. On May 8, 2026, the Company entered into two subscription agreements (the “Subscription Agreements”) with two investors for two convertible promissory notes (each a “Notes”) in the aggregate principal amount of $500,000 and received cash proceeds of $500,000. The Notes bear interest at 10% per annum and each Notes matures on May 8, 2031. The noteholders may convert all or part of the principal balance of the Notes and any accrued interest thereon at any time before the maturity date into shares of the Company’s common stock at a purchase price of $1.43 per share.

The Company recorded interest expense related to these convertible notes payable of $191,136 and $136,000 during the three months ended March 31, 2026 and 2025, respectively. In addition, the Company made cash interest payments amounting to $192,528 and $129,556, respectively, during the three months ended March 31, 2026 and 2025, related to the convertible notes payable.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Note Payable at Fair Value

The Company has one convertible note payable outstanding with a principal amount of $500,000 as of March 31, 2026, for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible note payable with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $260,000 and $270,000 in noncurrent liabilities as of March 31, 2026 and December 31, 2025, respectively, on its condensed consolidated balance sheets related to the convertible note payable measured at fair value. See Note 7 – Fair Value Measurements for further discussion on the valuation of this convertible note payable.

The Company recorded a gain in fair value of $10,000 and $20,000 for the three months ended March 31, 2026 and 2025, respectively, on its condensed consolidated statements of operations related to this convertible note payable at fair value.

The convertible note payable at fair value bears interest at a rate of 8% per annum. The Company recorded interest expense related to this convertible note payable at fair value of $9,863 for each of the three months ended March 31, 2026 and 2025. In addition, the Company made cash interest payments amounting to $9,863 for both the three months ended March 31, 2026 and 2025, related to the convertible note payable at fair value.

Nonconvertible Promissory Notes

During the three months ended March 31, 2025, the Company issued a nonconvertible promissory note and received proceeds $250,000. The Company did not issue new nonconvertible promissory notes during the three months ended March 31, 2026. As of March 31, 2026, the Company had eleven outstanding unsecured nonconvertible promissory notes in the aggregate amount of $5,080,000, which bear interest at a rate of 10% per annum and mature between November 2026 and October 2030.

As of both March 31, 2026 and December 31, 2025, the Company had a balance of $500,000, recorded as current liabilities and $4,580,000 in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $127,000 and $99,083 for the three months ended March 31, 2026 and 2025, respectively. The Company made interest payments of $125,778 and $97,000 during the three months ended March 31, 2026 and 2025, respectively, related to the nonconvertible promissory notes.

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

The Socialyte Purchase Agreement allows the Company to offset a working capital deficit against the Socialyte Promissory Note. As such, the Company deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte. The Company has filed a lawsuit against the seller of Socialyte and certain of its principals related to the Socialyte Purchase Agreement. See Note 12.

The Company recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended March 31, 2026 and 2025. No interest payments were made during the three months ended March 31, 2026 and 2025, related to the Socialyte Promissory Note.

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

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company did not use the BKU Commercial Card. During each of the three months ended March 31, 2026 and 2025, the Company made payments in the amount of $354,621, inclusive of $68,625 and $90,722, respectively, of interest related to the First BKU Term Loan. During each of the three months ended March 31, 2026 and 2025, the Company made payments in amount of $185,995, inclusive of $23,827 and $32,187, respectively, of interest related to the Second BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the three months ended March 31, 2026 and 2025, the Company recorded interest expense and made payments of $6,778 and $7,550, respectively, related to the BKU Line of Credit.

As of March 31, 2026, the Company had a balance of $1,852,548 classified as current liabilities and $2,502,601 classified as noncurrent liabilities, net of $58,894 of debt issuance costs, in its condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2025, we had a balance of $1,813,760 classified as current liabilities and $2,976,930 classified as noncurrent liabilities, net of $71,518 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of March 31, 2026 and December 31, 2025, the Company had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $12,624 and $7,012, respectively, for the three months ended March 31, 2026 and 2025.

The BankUnited Credit Facility contains financial covenants tested semi-annually, starting on June 30, 2024, on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000. As of March 31, 2026, the Company believes it is in compliance with the debt covenants.

FVP Loan

On May 7, 2026, two of the Company’s wholly-owned subsidiaries, Shore Fire Media, Ltd. and The Door Marketing Group, LLC (collectively, the “Borrowers”), executed a Loan Agreement with certain Lenders and FVP Servicing, LLC (“FVP”), as agent for the Lenders providing for (i) a term loan in the amount of $2,000,000, (ii) a delayed draw term loan in the amount of $2,000,000 that, subject to certain conditions, will be become available on November 7, 2026 and (ii) a second delayed draw term loan in the amount of $1,000,000 that, subject to certain conditions, will become available on May 7, 2027 (the “Loans”). The Loans will bear interest at 12% per annum from the date they are made and will have a maturity date of May 7, 2029. The Company executed a Guaranty in favor of FVP in connection with the Loan Agreement. In addition, the Borrowers entered into a Security Agreement pursuant to which they granted FVP and the Lenders a security interest in substantially all of its assets as collateral for the loan obligations and the Company entered into a Pledge and Security Agreement granting FVP and the Lenders a security interest in the equity of the Borrowers. Proceeds from the Loans will be for general working capital purposes.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6 — LOANS FROM RELATED PARTY

On June 1, 2021, the Company issued Dolphin Entertainment LLC (“DE LLC”), an entity wholly owned by the Company’s CEO, Bill O’Dowd, a nonconvertible promissory note with a principal balance of $1,107,873 which was to mature on December 31, 2026. On April 29, 2024 and June 10, 2024, the Company issued two nonconvertible promissory notes to DE LLC in the amounts of $1,000,000 and $135,000, respectively, which were to mature on April 29, 2029 and June 10, 2029, respectively, (collectively, “the DE LLC Notes”). The DE LLC Notes each bore interest at a rate of 10% per annum.

On May 12, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with DE LLC, pursuant to which, the Company and DE LLC agreed to exchange the three DE LLC Notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “DE New Notes”) in the same principal amounts. As consideration for the exchange, the Company and DE LLC agreed to extend the maturity dates on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The DE New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the DE New Notes and any accrued interest thereon at any time before the maturity date of the DE New Notes into the Company’s common stock at a conversion price of $1.00 per share. The Company accounted for this exchange as an extinguishment of debt and recorded the difference between the carrying value of DE LLC Notes and the fair value of the DE New Notes of approximately $0.8 million as a loss from extinguishment of debt in our condensed consolidated statement of operations for the year ended December 31, 2025.

As of March 31, 2026 and December 31, 2025, the Company had an aggregate principal balance of $2,839,556 and $2,904,357, respectively, related to the DE New Notes under the caption convertible note payable – related party in the Company’s condensed consolidated balance sheets. During the three months ended March, 31, 2026 and 2025, the Company did not repay any principal balance or make interest payments on the DE LLC Notes or DE New Notes.

The Company recorded interest expense of $55,304 for the three months ended March 31, 2026 related to the DE LLC Notes and the DE New Notes. As of March 31, 2026 and December 31, 2025 we had a balance in accrued interest – related parties of $543,358 and $488,054, respectively, on the Company’s condensed consolidated balance sheets related to the DE LLC Notes.

Mock Notes

During 2024, the Company issued three nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029, May 28, 2029 and December 30, 2029, respectively.

As of both March 31, 2026 and December 31, 2025, we had a principal balance of $983,112 related to the Mock Notes under the caption loans from related party in the Company’s condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company did not repay any principal balance on the Mock Notes. During the three months ended March 31, 2026, the Company made interest payments of $24,578 related to the Mock Notes. No interest payments related to the Mock Notes were made during the three months ended March 31, 2025.

The Company recorded interest expense of $24,578 for the three months ended March 31, 2026 and 2025 related to the Mock Notes. As of March 31, 2026 and December 31, 2025, we had a balance in accrued interest – related parties of $188,728 on our condensed consolidated balance sheets related to the Mock Notes.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s condensed consolidated financial instruments:

	Level in	March 31, 2026		December 31, 2025
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$6,283,857	$6,283,857	$8,756,585	$8,756,585
Restricted cash	1	925,004	925,004	925,004	925,004

Liabilities:
Convertible notes payable	3	$7,450,000	$7,502,000	$7,710,000	$8,224,000
Convertible note payable at fair value	3	260,000	260,000	270,000	270,000
Convertible notes – related party	3	2,839,556	3,215,000	2,904,357	3,458,000

Convertible notes payable

As of March 31, 2026, the Company has twenty-nine outstanding convertible notes payable with an aggregate principal amount of $7,450,000 and three outstanding convertible notes payable with a related party amounting to $2,839,556. See Note 5 for further information on the terms of these convertible notes and Note 6 for further information on terms of convertible notes with a related party.

		March 31, 2026		December 31, 2025
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in May 2026	3	$500,000	$547,000	$500,000	$602,000
10% convertible notes due in October 2026	3	300,000	292,000	300,000	291,000
10% convertible notes due in November 2026	3	300,000	291,000	300,000	291,000
10% convertible notes due in December 2026	3	150,000	145,000	150,000	146,000
10% convertible notes due in January 2027	3	300,000	289,000	300,000	290,000
10% convertible note due in April 2027	3	—	—	100,000	122,000
10% convertible notes due in June 2027	3	150,000	142,000	150,000	143,000
10% convertible notes due in August 2027	3	2,000,000	1,860,000	2,000,000	1,869,000
10% convertible notes due in September 2027	3	400,000	370,000	400,000	372,000
10% convertible notes due in January 2028	3	100,000	99,000	100,000	99,000
10% convertible notes due in July 2028	3	100,000	103,000	100,000	112,000
10% convertible notes due in October 2028	3	100,000	92,000	100,000	100,000
10% convertible notes due in December 2028	3	100,000	91,000	100,000	100,000
10% convertible note due in March 2029	3	50,000	59,000	50,000	65,000
10% convertible note due in April 2029	3	175,000	202,000	175,000	221,000
10% convertible note due in May 2029	3	100,000	115,000	100,000	126,000
10% convertible note due in June 2029	3	—	—	110,000	139,000
10% convertible note due in July 2029	3	350,000	359,000	350,000	394,000
10% convertible notes due in January 2030	3	50,000	50,000	—	—
10% convertible notes due in February 2030	3	425,000	501,000	425,000	553,000
10% convertible notes due in August 2030	3	1,700,000	1,791,000	1,800,000	2,075,000
10% convertible notes due in September 2030	3	100,000	104,000	100,000	114,000
10% convertible note with related party due in June 2027	3	1,268,996	1,889,000	1,302,795	2,007,000
10% convertible note with related party due in October 2029	3	1,382,179	1,175,000	1,409,495	1,286,000
10% convertible note with related party due in December 2029	3	188,381	151,000	192,067	165,000
		$10,289,556	$10,717,000	$10,614,357	$11,682,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	March 31, 2026	December 31, 2025
Stock Price	$1.47	$1.56
Minimum Conversion Price	$1.00 – 5.00	$1.00 – 5.00
Annual Asset Volatility Estimate	60.0%	65.0%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	3.70% – 3.89%	3.47% –3.71%

Fair Value Option (“FVO”) Election – Convertible note payable

Convertible note payable, at fair value

As of March 31, 2026, the Company had one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible note.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2025 to March 31, 2026:

March 4th Note
Fair value as of December 31, 2025	$270,000
Gain on change of fair value reported in the condensed consolidated statements of operations	(10,000)
Fair value as of December 31, 2025	$260,000

The estimated fair value of the March 4th Note as of March 31, 2026 and December 31, 2025, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	March 31, 2026	December 31, 2025
Face value principal payable	$500,000	$500,000
Original conversion price	$7.82	$7.82
Value of common stock	$1.47	$1.56
Expected term (years)	3.93	4.18
Volatility	65%	75%
Risk free rate	3.86%	3.66%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8— LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months ended March 31,
	2026	2025
Numerator
Net loss	$(2,692,034)	$(2,329,062)
Net income attributable to participating securities	—	—
Net loss attributable to Dolphin Entertainment Common Stockholders and numerator for basic loss per share and diluted loss per share	$(2,692,034)	$(2,329,062)
Denominator
Denominator for basic and diluted loss weighted-average shares	12,327,974	11,162,026

Basic loss per share	$(0.22)	$(0.21)
Diluted loss per share	$(0.22)	$(0.21)

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

The Company’s convertible note payable at fair value, the warrant and the Series C preferred stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three months ended March 31, 2026 and 2025, the Company had a net loss and as such the two-class method is not presented.

For the three months ended March 31, 2026, potentially dilutive instruments including 5,772,823 shares of common stock issuable upon conversion of convertible notes outstanding were not included in the diluted loss per share as inclusion was considered to be antidilutive.

For the three months ended March 31, 2025, potentially dilutive instruments including 5,234,064 shares of common stock upon conversion of convertible notes outstanding and 10,000 shares of common stock issuable upon exercise of the Series I Warrant were not included in the diluted loss per share as inclusion was considered to be antidilutive.

NOTE 9 — RELATED PARTY TRANSACTIONS

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

As of March 31, 2026 and December 31, 2025, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,431,031 and $1,366,305, respectively, in accrued interest in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand.

The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $64,726 for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026 and 2025, the Company did not make cash compensation or interest payments in connection with the accrued compensation to the CEO.

On May 13, 2025, the Company entered into a one-year consulting agreement with Hilarie Bass, a director, with an effective date of January 1, 2025, pursuant to which Ms. Bass will provide commercial litigation advice and litigation consulting services to the Company. As compensation for these services the Company will pay Ms. Bass $100,000 payable in four quarterly installments of $25,000 each. Payments in the amount of $25,000 each were made on May 15, 2025, July 10, 2025, November 1, 2025 and January 30, 2026 related to this consulting agreement with Ms. Bass. On April 29, 2026, the Company and Ms. Bass agreed to extend this agreement pursuant to its terms for a one-year period and it will renew automatically annually, unless one of the parties provides written notice on non-renewal prior to the end of the then-current period.

The Company entered into several DE LLC Notes with an entity wholly owned by its CEO and into two Mock Notes with its CEO’s brother. See Note 6 for further discussion.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 — SEGMENT INFORMATION

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

The Company’s chief operating decision maker (“CODM”) is its CEO. The profitability measure employed by our CODM for allocating resources to operating segments and assessing operating segment performance is adjusted operating income (loss) which is the loss from operations on the Company’s condensed consolidated statements of operations adjusted for depreciation and amortization, impairment of goodwill, acquisition costs, change in fair value of contingent consideration, stock compensation, bad debt and write-off of notes receivable.

The following tables present revenue and significant expenses by segment that are regularly provided to the CODM. Other segment items that the CODM does not consider in assessing segment performance are presented to reconcile to adjusted loss from operations.

Three Months Ended March 31, 2026
	EPM	CPD	Total
Segment revenue	$12,348,245	$455,692	$12,803,937
Segment expenses:
Segment direct costs	84,650	700,000	784,650
Segment payroll and benefits	10,133,592	581,552	10,715,144
Segment selling, general and administrative (1)	1,587,384	309,986	1,897,370
Segment legal and professional	599,124	257,014	856,138
Adjusted income (loss) from operations	$(56,505)	$(1,392,860)	$(1,449,365)

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	149,791
Depreciation and amortization	—	—	537,276
Loss from operations	—	—	$(2,136,432)

(1)       Excludes bad debt expense

Three Months Ended March 31, 2025
	EPM	CPD	Total
Segment revenue	$12,077,678	$92,033	$12,169,711
Segment expenses:
Segment direct costs	344,414	—	344,414
Segment payroll and benefits	9,898,421	405,812	10,304,233
Segment selling, general and administrative (1)	1,401,786	314,904	1,716,690
Segment legal and professional	438,362	76,062	514,424
Adjusted income (loss) from operations	$(5,305)	$(704,745)	$(710,050)

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	55,754
Acquisition costs	—	—	416,171
Depreciation and amortization	—	—	591,552
Loss from operations	—	—	$(1,773,527)

(1) Excludes bad debt expense

 The CODM does not review assets on a segment basis. In connection with the acquisitions of its wholly owned subsidiaries, as of March 31, 2026 the Company had assigned $7,375,731 of intangible assets, net of accumulated amortization of $16,035,238, and goodwill of $21,507,944, net of impairments, to the EPM segment.

During the three months ended March 31, 2026 and 2025, there were no triggering events noted that would require the Company to reassess goodwill impairment outside of its regular annual impairment test.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11 — LEASES

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

	March 31	December 31,
Operating Leases	2026	2025
Assets
Right-of-use assets	$2,514,871	$2,884,619

Liabilities
Current
Lease liabilities	$1,602,093	$1,829,814

Noncurrent
Lease liabilities	$1,219,376	$1,421,061

Total lease liabilities	$2,821,469	$3,250,875

	March 31	December 31,
Finance Leases	2026	2025
Assets
Right-of-use assets	$115,408	$128,322

Liabilities
Current
Lease liabilities	$69,271	$82,668

Noncurrent
Lease liabilities	$51,652	$48,325

Total lease liabilities	$120,923	$130,993

The tables below show the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three months ended March 31, 2026 and 2025 for operating and financing leases, respectively.

		Three Months Ended March 31,
Lease costs	Classification	2026	2025
Operating lease costs	Selling, general and administrative expenses	$530,384	$549,399
Sublease income	Selling, general and administrative expenses	—	(12,665)
Net operating lease costs		$530,384	$536,734

		Three Months Ended March 31,
Lease costs	Classification	2026	2025
Amortization of right-of-use assets	Selling, general and administrative expenses	$28,393	$21,419
Interest on lease liability	Selling, general and administrative expenses	2,197	2,803
Total finance lease costs		$30,589	$24,222

Lease Payments

For the three months ended March 31, 2026 and 2025, the Company made payments in cash related to its operating leases in the amounts of $641,863 and $552,571, respectively.

Future minimum lease payments for leases for the remainder of 2026 and thereafter, were as follows:

Year	Operating Leases	Finance Leases
2026	$1,510,946	$62,637
2027	961,086	45,664
2028	163,210	19,939
2029	159,255	256
2030	160,925	—
Thereafter	192,126	—
Total	$3,147,548	$128,496
Less: Imputed interest	(326,079)	(7,573)
Present value of lease liabilities	$2,821,469	$120,923

As of March 31, 2026, the Company’s weighted average remaining lease term on its operating and finance leases is 3.74 years and 1.88 years, respectively, and the Company’s weighted average discount rate is 8.76% and 7.45% related to its operating and finance leases, respectively.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12— COMMITMENTS AND CONTINGENCIES

Litigation

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against NSL Ventures (“NSL”) the Socialyte seller, and its principals alleging that the defendants breached the Socialyte Purchase Agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. On September 16, 2024, Defendants answered the Complaint with a general denial and affirmative defenses. Also on September 16, 2024, defendant NSL also filed a Cross-complaint against the Company and Social Midco, LLC, alleging a single cause of action for breach of contract. The Company and Social Midco answered the Cross-complaint on October 1, 2024. As the case has progressed, the court appointed an independent accountant to adjudicate certain accounting issues relevant to the case. That independent accountant’s work is ongoing. In April 2026, the Court rejected Defendants’ attempt to dismiss the Company’s claims. Trial in the matter is scheduled for April 2027. Due to the stage of the proceedings an estimate of any possible loss or range of loss cannot be made at this time.

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

HOW WE ASSESS THE PERFORMANCE OF OUR BUSINESS

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, direct costs, payroll and benefits, selling, general and administrative expenses, legal and professional expenses, other income/expense and net income. Other income/expense consists mainly of interest expense, interest income and non-cash changes in fair value of liabilities,

We operate in two reportable segments: our entertainment publicity and marketing segment and our content production segment. The entertainment publicity and marketing segment is composed of 42West, The Door, Shore Fire, The Digital Dept., Special Projects, and Elle, and provides clients with diversified services, including public relations, entertainment content marketing, strategic communications, influencer marketing, celebrity booking and live event production. The content production segment is composed of Dolphin Films and Dolphin Digital Studios, which produce and distribute feature films and digital content.

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

During the three months ended March 31, 2026, we entered into an agreement with YB Aircraft Productions Inc. (“YB”) to acquire the licensing rights to distribute Youngblood movie worldwide, with the exception of Canada, and agreed to pay YB a guaranteed, non-refundable advance of $700,000, payable in two equal installments of $350,000 each, on August 31, 2026 and February 28, 2027. The $700,000 advance to YB was recorded in direct costs in our condensed consolidated statement of operations for the three months ended March 31, 2026. We also entered into a distribution agreement with Well Go USA, Inc. (“Well Go”) to distribute the film across all media in the United States. The agreement provides for a $450,000 guaranteed, non-refundable advance against the revenues from distribution of Youngblood upon delivery of the film to Well Go. The film was released in theaters on March 6, 2026 and the Company recorded revenues of $450,000 from the minimum guaranteed advance for the three months ended March 31, 2026.

Revenues

For the three months ended March 31, 2026 and 2025, we derived a majority of our revenues from our entertainment publicity and marketing segment. During the three months ended March 31, 2026, we generated income in our content production segment related to Youngblood.

The table below sets forth the percentage of total revenue derived from our segments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues:
Entertainment publicity and marketing	96.4%	99.2%
Content production	3.6%	0.8%
Total revenue	100%	100%

Expenses

Our expenses consist primarily of:

(1)	Direct costs – include certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business. Direct costs also includes the minimum guarantee of $700,000 that we agreed to pay YB for the distribution rights of Youngblood as discussed above.
(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.
(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.
(4)	Acquisition costs – includes agreed upon payment to the sellers of Special Projects for the three months ended March 31, 2025.
(5)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(6)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the three months ended March 31, 2026 and 2025, other income and expenses consisted primarily of: (1) changes in fair value of convertible notes and (2) interest expense, net.

RESULTS OF OPERATIONS

Three months ended March 31, 2026 as compared to three months ended March 31, 2025

Revenues

For the three months ended March 31, 2026 and 2025 revenues were as follows:

	For the Three Months Ended March 31,
Revenues:	2026	2025
Entertainment publicity and marketing	$12,348,245	$12,077,678
Content production	455,692	92,033
Total Revenues	$12,803,937	$12,169,711

Revenues from entertainment publicity and marketing increased by approximately $0.3 million for the three months ended March 31, 2026, respectively, as compared to the same period in the prior year. The increase for the three months ended March 31, 2026, in revenue is attributed to organic growth across substantially all of our subsidiaries.

Revenues from content production increased by approximately $0.4 million during the three months ended March 31, 2026, compared to the same period in the prior year. The increase was related to revenue from the distribution of Youngblood which was released in theaters on March 6, 2026. During the three months ended March 31, 2025, we recognized $0.1 million from the Believe film released in 2013.

Expenses

For the three months ended March 31, 2026 and 2025, our expenses were as follows:

	For Three Months Ended March 31,
	2026	2025
Expenses:
Direct costs	$784,650	$344,414
Payroll and benefits	10,715,144	10,304,233
Selling, general and administrative	2,047,161	1,772,444
Acquisition costs	—	416,171
Depreciation and amortization	537,276	591,552
Legal and professional	856,138	514,424
Total expenses	$14,940,369	$13,943,238

Direct costs increased  by approximately $0.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in direct costs for the three months ended March 31, 2026 is primarily attributable to a minimum guaranteed payment of $0.7 million to YB for the practically worldwide (excluding Canada) distribution rights of Youngblood, which was released in theatres on March 6, 2026, offset by a decrease in production costs of events in our EPM segment of approximately $0.3 million.

Payroll and benefits expenses increased by approximately $0.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to $0.8 million increase in workforce and employee cost of living pay increases. This increase was offset by the exclusion of $0.4 million of Always Alpha payroll and benefits. Always Alpha was sold in November 2025.

Selling, general and administrative expenses increased by approximately $0.3 million, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase is mainly due to $0.1 increase in bad debt expense and $0.1 million increase in dues and subscriptions and computer expense.

Acquisition costs for the three months ended March 31, 2025 were $0.4 million, related to an agreed upon payment with the sellers of Special Projects related to the working capital adjustment. There was no acquisition costs recorded for the three months ended March 31, 2026.

Depreciation and amortization remained consistent for the three months ended March 31, 2026 as compared to the three ended March 31, 2025.

Legal and professional fees increased by $0.3 million for the three months ended March 31, 2026, as compared to same period of the prior year. The increase is primarily due to the litigation with the sellers of Socialyte. Refer to Note 12 to the condensed consolidated financial statements elsewhere on this Quarterly Report on Form 10-Q for additional information.

Other Expenses

	Three Months Ended March 31
	2026	2025
Other (expense) and income:
Change in fair value of convertible note	$10,000	$20,000
Interest expense, net	(547,950)	(554,013)
Total	$(537,950)	$(534,013)

Change in fair value of convertible notes – We elected the fair value option for one convertible note payable issued in 2020. The fair value of this convertible note payable is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, we recorded a gain in the change in fair value of the convertible note payable issued in 2020 in the amount of $10.0 thousand and $20.0 thousand, respectively. None of the decrease in the value of the convertible note was attributable to instrument specific credit risk and as such, all the gain or loss in the change in fair value was recorded within net loss.

Interest expense, net – Interest expense, net remained consistent for the three months ended March 31, 2026 and 2025.

Income Taxes

We recorded an income tax expense of approximately $17.7 thousand for the three months ended March 31, 2026, respectively, and approximately $21.5 thousand for the three months ended March 31, 2025, respectively, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

Net Loss

Net loss was approximately $2.7 million or $(0.22) per share based on 12,327,974 weighted average shares outstanding for both basic loss per share and fully diluted loss per share, for the three months ended March 31, 2026. Net loss was approximately $2.3 million or $(0.21) per share based on 11,162,026 weighted average shares outstanding for both basic loss per share and fully diluted loss per share, for the three months ended March 31, 2025. The change in net loss for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Months Ended March 31,
	2026	2025
Statement of Cash Flows Data:
Net cash used in operating activities	$(2,041,711)	$(1,703,425)
Net cash used in investing activities	(1,850)	(1,088)
Net cash (used in) provided by financing activities	(429,167)	585,931
Net decrease in cash and cash equivalents and restricted cash	(2,472,728)	(1,118,582)

Cash and cash equivalents and restricted cash, beginning of period	9,681,589	9,128,846
Cash and cash equivalents and restricted cash, end of period	$7,208,861	$8,010,264

Operating Activities

Cash used in operating activities was $2.0 million for the three months ended March 31, 2026, a change of $0.3 million from cash used in operating activities of $1.7 million for three months ended March 31, 2025. The increase in cash used in operating activities was primarily a result of a $0.4 million increase in net loss for the period, and the net change in working capital.

Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2026 and 2025 were inconsequential.

Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2026 were $0.4 million, which mainly related to:

Inflows:

•	$50.0 thousand of proceeds from convertible notes payable.

Outflows:

•	$0.4 million of repayment of existing term loan and;
•	$31.0 thousand of repayment of finance leases.

Cash flows provided by financing activities for the three months ended March 31, 2025 were $0.6 million which mainly related to:

Inflows:

•	$0.8 million of proceeds from convertible notes payable and;

•	$0.3 million of proceeds from nonconvertible notes payable.

Outflows:

•	$0.4 million of repayment of existing term loan and;
•	$21.0 thousand of repayment of finance leases.

Debt and Financing Arrangements

Total debt amounted to $23.8 million as of March 31, 2026, compared to $24.5 million as of December 31, 2025, a decrease of $0.7 million, primarily related to the conversion of three convertible notes and the repayment of the term loan.

Our debt obligations in the next twelve months from March 31, 2026 increased to $7.3 million from $7.0 million in December 31, 2025, mainly related to an increase in the current portion of the Bank United Credit Facility (defined below in “BankUnited Loan Agreements – Refinancing Transaction”) in the amount of $40.0 thousand and a net increase in the current portion of convertible and nonconvertible notes payable in the amount of $0.3 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

2025 Lincoln Park Transaction

On August 12, 2025, we entered into a purchase agreement (the “2025 LP Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell to Lincoln Park up to $15,000,000 of shares (the “Purchase Shares”) of our common stock, par value $0.015 per share, over the thirty-six (36) month term of the 2025 LP Purchase Agreement. Concurrently with entering into the 2025 LP Purchase Agreement we also entered into a registration rights agreement with Lincoln Park, pursuant to which we agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2025 LP Purchase Agreement (the “2025 LP Registration Rights Agreement”). On October 3, 2025, we filed a new Registration Statement on Form S-1 (the “Registration Statement” with the Securities Exchange Commission (the “SEC”) covering the resale of our common stock in accordance with the terms of the 2025 LP Registration Rights Agreement. The registration statement became effective on December 1, 2025.

For the three months ended March 31, 2026, we did not sell any shares of common stock to Lincoln Park under the 2025 LP Purchase Agreement.

Convertible Notes Payable

During the three months ended March 31, 2026 and 2025 we issued one and six convertible notes payable and received proceeds of $50,000 and $775,000, respectively. As of March 31, 2026, we had twenty-nine convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances.

The balance of each convertible notes payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Notes balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
100,000	30-day average closing market price of our common stock	$1.01
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
50,000	Fixed conversion price	$1.01
1,650,000	Fixed conversion price	$1.07
125,000	Fixed conversion price	$1.03
500,000	Fixed conversion price	$1.00
100,000	Fixed conversion price	$1.16
200,000	Fixed conversion price	$1.04
350,000	Fixed conversion price	$1.28
100,000	Fixed conversion price	$1.32
100,000	Fixed conversion price	$1.67
50,000	Fixed conversion price	$1.60
100,000	Fixed conversion price	$1.25
$7,450,000

As of March 31, 2026 the principal balance of $1,550,000 and $5,900,000 related to the convertible notes payable was recorded in current and noncurrent liabilities, respectively, on its condensed consolidated balance sheet under the caption convertible notes payable. As of December 31, 2025 the principal balance of $1,250,000 and $6,460,000 related to the convertible notes payable was recorded in current and noncurrent liabilities, respectively, on its condensed consolidated balance sheet under the caption convertible notes payable.

On January 26, 2026, March 9, 2026 and March 18, 2026, three holders of three convertible notes payable with an aggregate principal balance of $310,000 converted the full principal amount of each of the convertible promissory notes payable into an aggregate of 291,672 shares of our common stock, pursuant to the provisions of their respective convertible notes payable. On January 8, 2026, we issued a convertible note payable in the amount of $50,000 and received proceeds of $50,000. The note bears interest at a rate of 10% per annum, may be converted at a price of $1.60 per share and matures on the fourth anniversary of its issuance date. On May 1, 2026, the holder of two convertible promissory notes converted the aggregate principal balance of $500,000 and accrued interest of $4,167 into 504,167 shares of our common stock pursuant to the convertible notes payable.

We recorded interest expense related to these convertible notes payable of $191,136 and $136,000 during the three months ended March 31, 2026 and 2025, respectively. In addition, we made cash interest payments amounting to $192,528 and $129,556, respectively, during the three months ended March 31, 2026 and 2025, related to the convertible notes payable.

Convertible Note Payable at Fair Value

We had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of March 31, 2026 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

We had a balance of $260,000 and $270,000 in noncurrent liabilities as of March 31, 2026, and December 31, 2025, respectively, on our condensed consolidated balance sheets related to the convertible promissory note payable measured at fair value.

We recorded a gain in fair value of $10,000 and $20,000 for the three months ended March 31, 2026 and 2025, respectively, on our condensed consolidated statements of operations related to this convertible promissory note at fair value.

We recorded interest expense related to this convertible note payable at fair value of $9,863 for both the three months ended March 31, 2026 and 2025. In addition, we made cash interest payments amounting to $9,863 for both the three months ended March 31, 2026 and 2025, related to the convertible note payable at fair value.

Nonconvertible Promissory Notes

During the three months ended March 31, 2025, we issued a nonconvertible promissory note and received proceeds $250,000. We did not issue new nonconvertible promissory notes during the three months ended March 31, 2026. As of March 31, 2026, we had eleven outstanding unsecured nonconvertible promissory notes in the aggregate amount of $5,080,000, which bear interest at a rate of 10% per annum and mature between November 2026 and October 2030.

As of both March 31, 2026 and December 31, 2025, we had a balance of $500,000, recorded as current liabilities and $4,580,000 in noncurrent liabilities on our condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

We recorded interest expense related to these nonconvertible promissory notes of $127,000 and $99,083 for the three months ended March 31, 2026 and 2025, respectively. We made interest payments of $125,778 and $97,000 for the three months ended March 31, 2026 and 2025, respectively, related to the nonconvertible promissory notes.

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

The Socialyte Purchase Agreement allows us to offset a working capital deficit against the Socialyte Promissory Note. As such, we deferred these installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte. We filed a lawsuit against the seller of Socialyte and certain of its principals related to the Socialyte Purchase Agreement. See Note 12 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended March 31, 2026 and 2025, respectively. No interest payments were made during the three months ended March 31, 2026 and 2025, related to the Socialyte Promissory Note.

Nonconvertible Promissory Note from Related Parties

On June 21, 2021, we issued Dolphin Entertainment LLC (“DE LLC”), an entity wholly owned by our CEO, Bill O’Dowd, a nonconvertible promissory note with a principal balance of $1,107,873 which was to mature on December 31, 2026. On April 29, 2024 and June 10, 2024, we issued two nonconvertible promissory notes to DE LLC in the amounts of $1,000,000 and $135,000, respectively, which were to mature on April 29, 2029 and June 10, 2029, respectively, (collectively, “the DE LLC Notes”). The DE LLC Notes each bore interest at a rate of 10% per annum.

On May 12, 2025, we entered into an exchange agreement (the “Exchange Agreement”) with DE LLC, pursuant to which, we and DE LLC agreed to exchange the three DE LLC Notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “DE New Notes”) in the same principal amounts. As consideration for the exchange, we and DE LLC agreed to extend the maturity dates on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The DE New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the DE New Notes and any accrued interest thereon at any time before the maturity date of the DE New Notes into our common stock at a conversion price of $1.00 per share. We accounted for this exchange as an extinguishment of debt and recorded the difference between the carrying value of DE LLC Notes and the fair value of the DE New Notes of $0.8 million as a loss from extinguishment of debt in our condensed consolidated statement of operations for the year ended December 31, 2025.

As of March 31, 2026 and December 31, 2025, we had an aggregate principal balance of $2,839,556 and $2,904,357, respectively, related to the DE New Notes under the caption convertible note payable – related party in our condensed consolidated balance sheets. During the three months ended March, 31, 2026 and 2025, we did not repay any principal balance or make interest payments on the DE LLC Notes or DE New Notes.

We recorded interest expense of $55,304 for both the three months ended March 31, 2026 and 2025 related to the DE LLC Notes and the DE New Notes. As of March 31, 2026 and December 31, 2025, we had a balance in accrued interest – related parties of $543,358 and $488,054, respectively, on our condensed consolidated balance sheets related to the DE LLC Notes.

Mock Notes

During 2024, we issued three nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112. The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029, May 28, 2029 and December 30, 2029, respectively.

As of both March 31, 2026 and December 31, 2025, we had a principal balance of $983,112 related to the Mock Notes under the caption loans from related party in our condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, we did not repay any principal balance on the Mock Notes. During the three months ended March 31, 2026, we made interest payments in the amount of $24,578 related to the Mock Notes. No interest payments were made during the three months ended March 31, 2025 related to the Mock Notes.

We recorded interest expense of $24,578 for both the years ended December 31, 2025 and 2024 related to the Mock Notes. As of March 31, 2026 and December 31, 2025, we had a balance in accrued interest – related parties of $188,728 on our condensed consolidated balance sheets related to the Mock Notes.

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

On December 6, 2024, we entered into a second Bank United Loan Agreement (“Second BKU Term Loan”) for $2.0 million to finance the acquisition of Elle Communications, LLC. The Second BKU Term Loan carries a 1.0% origination fee and matures in December 2027. Similar to the First BKU Term Loan, the Second BKU Term Loan has a declining prepayment penalty equal to 3% in year one, 2% in year two and 1% in year three of the outstanding balance. (The First BKU Term Loan, Second BKU Term Loan, BKU Line of Credit and BKU Commercial Card are collectively referred to as the “Bank United Credit Facility”).

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the three months ended March 31, 2026 and 2025, we did not used the BKU Commercial Card. During the three months ended March 31, 2026 and 2025, we made payments in the amount of $354,621, inclusive of $68,625 and $90,722 of interest related to the First BKU Term Loan, respectively. During the three months ended March 31, 2026 and 2025, we made payments in amount of $185,995, inclusive of $23,827 and $32,187, respectively, of interest related to the Second BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the three months ended March 31, 2026 and 2025, the Company recorded interest expense and made payments of $6,778 and $7,550, respectively, related to the BKU Line of Credit.

As of March 31, 2026, we had a balance of $1,852,548 classified as current liabilities and $2,502,601 classified as noncurrent liabilities, net of $58,894 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2025, we had a balance of $1,813,760 classified as current liabilities and $2,976,930 classified as noncurrent liabilities, net of $71,518 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of March 31, 2026 and December 31, 2025, we had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $12,624 and $7,012, respectively, for both the three months ended March 31, 2026 and 2025.

The BankUnited Credit Facility contains financial covenants tested semi-annually, on June 30th and December 31st , on a trailing twelve-month basis that require us to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires us to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000. As of March 31, 2026, we believe we are in compliance with the debt covenants.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements.

We consider the fair value estimates, including those related to acquisitions, valuations of goodwill, intangible assets and convertible debt to be the most critical in the preparation of our consolidated financial statements as they are important to the portrayal of our financial condition and require significant or complex judgment and estimates on the part of management.

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

Risks that could cause actual results to differ materially from those indicated by the forward-looking statements include those described as “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026, which have not been remediated as of the date of the filing of this report.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against NSL Ventures (“NSL”), the Socialyte seller, and its principals alleging that the defendants breached the Socialyte Purchase Agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. On September 16, 2024, the defendants answered the Complaint with a general denial and affirmative defenses. Also on September 16, 2024, defendant NSL also filed a Cross-complaint against the Company and Social Midco, LLC, alleging a single cause of action for breach of contract. The Company and Social Midco answered the Cross-complaint on October 1, 2024. As the case has progressed, the court appointed an independent accountant to adjudicate certain accounting issues relevant to the case. That independent accountant’s work is ongoing. In April 2026, the Court rejected Defendants’ attempt to dismiss the Company’s claims. Trial in the matter is scheduled for April 2027. Due to the stage of the proceedings an estimate of any possible loss or range of loss cannot be made at this time. The Company may be subject to legal proceedings, claims, and liabilities that arise in the ordinary course of business. In the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the quarter ended March 31, 2026.

The following information is included in this Item 5 in lieu of filing a Form 8-K:

Item 1.01 Entry into a Material Definitive Agreement

On May 7, 2026, two of the Company’s wholly-owned subsidiaries, Shore Fire Media, Ltd. and The Door Marketing Group, LLC (collectively, the “Borrowers”), executed a Loan Agreement with certain Lenders and FVP Servicing, LLC (“FVP”), as agent for the Lenders providing for (i) a term loan in the amount of $2,000,000, (ii) a delayed draw term loan in the amount of $2,000,000 that, subject to certain conditions, will be become available on November 7, 2026 and (ii) a second delayed draw term loan in the amount of $1,000,000 that, subject to certain conditions, will become available on May 7, 2027 (the “Loans”). The Loans will bear interest at 12% per annum from the date they are made and will have a maturity date of May 7, 2029. The Company executed a Guaranty in favor of FVP in connection with the Loan Agreement. In addition, the Borrowers entered into a Security Agreement pursuant to which they granted FVP and the Lenders a security interest in substantially all of its assets as collateral for the loan obligations and the Company entered into a Pledge and Security Agreement granting FVP and the Lenders a security interest in the equity of the Borrowers. Proceeds from the Loans will be for general working capital purposes.

The foregoing descriptions of the Loan Agreement, Security Agreement and Pledge and Security Agreement are not complete and are qualified in their entirety by reference to the Loan Agreement, Security Agreement and Pledge and Security Agreement filed herewith as Exhibits 10.1, 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q, and each such exhibit is incorporated herein by reference.

Item 2.03. Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth in Item 1.01 is incorporated herein by reference.

Item 3.02 Unregistered Sales of Equity Securities.

On May 8, 2026, the Company entered into two subscription agreements (the “Subscription Agreements”) with investors for two convertible promissory notes (each a “Notes”) in the aggregate principal amount of $500,000 and received cash proceeds of $500,000. The Notes bear interest at a rate of 10% per annum and each have a maturity date of May 8, 2031. The noteholders may convert the principal balance of the Notes and any accrued interest thereon at any time before the maturity date of the Notes into common stock of the Company (“Common Stock”) a purchase price of $1.43 per share. The conversion prices for these Notes were either above or the closing price of the Common Stock on the Nasdaq Stock Market on the respective dates of those Notes.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of Dolphin Entertainment, Inc., as amended (Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2025)
3.2	Bylaws of Dolphin Digital Media, Inc. dated as of December 3, 2014 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed on December 9, 2014)
10.1*	Loan Agreement dated May 7, 2026 between Shore Fire Media, Ltd., The Door Marketing Group, LLC and FPV Servicing LLC
10.2*	Security Agreement dated May 7, 2026 between Shore Fire Media, Ltd., The Door Marketing Group, LLC and FPV Servicing LLC
10.3*	Pledge and Security Agreement dated May 7, 2026 between Dolphin Entertainment, Inc. and FPV Servicing LLC
31.1*	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.SCH*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 12, 2026.

Dolphin Entertainment, Inc.

By:/s/William O’Dowd IV

Name: William O’Dowd IV

Chief Executive Officer

By: /s/ Mirta A. Nerini

Name: Mirta A Negrini

Chief Financial Officer

