Form 10-Q
period 2026-06-30
Dolphin Entertainment, Inc.
filed 2026-08-12
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of common stock outstanding was 13,025,551 as of August 10, 2026.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current
Cash and cash equivalents	$7,665,608	$8,756,585
Restricted cash	925,004	925,004
Accounts receivable:
Trade, net of allowance of $411,806 and $1,327,808, respectively	7,025,142	7,848,970
Other receivables	5,825,228	5,243,931
Other current assets	929,970	1,179,498
Total current assets	22,370,952	23,953,988

Capitalized production costs, net	516,574	520,338
Employee receivable	1,228,085	1,196,085
Right-of-use assets	2,207,557	3,012,941
Goodwill	21,507,944	21,507,944
Intangible assets, net	6,852,855	7,898,607
Property, equipment and leasehold improvements, net	27,320	50,961
Other long-term assets	189,151	189,296
Total Assets	$54,900,438	$58,330,160

(Continued)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	June 30, 2026	December 31, 2025
LIABILITIES
Current
Accounts payable	$2,515,443	$3,096,715
Term loans, current portion	1,890,056	1,813,760
Revolving line of credit	400,000	400,000
Notes payable, current portion	3,900,000	3,500,000
Convertible notes payable, current portion	1,200,000	1,250,000
Accrued interest – related party	2,284,479	2,043,087
Accrued compensation – related party	2,625,000	2,625,000
Lease liabilities, current portion	1,449,843	1,912,482
Deferred revenue	1,019,146	794,177
Other current liabilities	11,897,478	11,096,820
Total current liabilities	29,181,445	28,532,041

Noncurrent
Term loans, noncurrent portion	3,245,988	2,976,930
Notes payable, noncurrent portion	4,180,000	4,580,000
Convertible notes payable	6,550,000	6,460,000
Convertible notes payable – related party	2,774,965	2,904,357
Convertible note payable at fair value	250,000	270,000
Loans from related party	983,112	983,112
Lease liabilities	1,016,199	1,469,386
Deferred tax liability	499,213	463,909
Total Liabilities	48,680,922	48,639,735
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 13,025,551 and 12,221,432 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	195,384	183,321
Additional paid-in capital	159,623,905	158,809,301
Accumulated deficit	(153,600,773)	(149,303,197)
Total Stockholders’ Equity	6,219,516	9,690,425
Total Liabilities and Stockholders’ Equity	$54,900,438	$58,330,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$14,443,150	$14,087,529	$27,247,088	$26,257,240

Expenses:
Direct costs	1,028,326	742,171	1,812,977	1,086,585
Payroll and benefits	11,362,761	10,302,292	22,077,905	20,606,985
Selling, general and administrative	1,798,351	1,922,336	3,845,510	3,694,319
Depreciation and amortization	533,966	591,552	1,071,242	1,183,104
Acquisition cost	—	—	—	416,171
Legal and professional	750,808	586,232	1,606,946	1,100,656
Total expenses	15,474,212	14,144,583	30,414,580	28,087,820

Loss from operations	(1,031,062)	(57,054)	(3,167,492)	(1,830,580)

Other (expenses) income, net:
Change in fair value of convertible note	10,000	50,000	20,000	70,000
Loss on extinguishment of debt	—	(835,324)	—	(835,324)
Interest income	11,740	11,205	13,618	17,279
Interest expense	(578,568)	(561,222)	(1,128,398)	(1,121,310)
Total other (expenses) income, net	(556,828)	(1,335,341)	(1,094,780)	(1,869,355)

Loss before income taxes	(1,587,890)	(1,392,395)	(4,262,272)	(3,699,935)

Income tax expense	(17,652)	(21,523)	(35,304)	(43,045)

Net loss	$(1,605,542)	$(1,413,918)	$(4,297,576)	$(3,742,980)

Loss per share:
Basic	$(0.13)	$(0.13)	$(0.34)	$(0.33)
Diluted	$(0.13)	$(0.13)	$(0.34)	$(0.34)

Weighted average number of shares outstanding:
Basic	12,848,706	11,168,572	12,589,779	11,166,596
Diluted	12,848,706	11,232,511	12,589,779	11,230,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,297,576)	$(3,742,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,071,242	1,183,104
Allowance for credit losses	171,801	55,754
Change in fair value of convertible notes	(20,000)	(70,000)
Deferred income tax expense	35,304	43,045
Loss on extinguishment of debt	—	835,324
Impairment of deferred production cost	30,730	—
Amortization of debt premium	(129,392)	—
Debt origination costs amortization	21,858	7,012
Changes in operating assets and liabilities:
Accounts receivable, trade and other	70,730	(1,468,838)
Other current assets	249,527	(183,247)
Capitalized production costs	(26,966)	(33,849)
Other long-term assets and employee receivable	(31,855)	(64,775)
Deferred revenue	224,969	1,239,960
Accounts payable	(581,273)	822,295
Accrued interest – related party	241,392	290,552
Other current liabilities	817,326	944,010
Other noncurrent liabilities	—	(18,915)
Lease liability, operating leases	(112,384)	(74,177)
Lease liability, finance leases	60,443	38,203
Net cash used in operating activities	(2,204,124)	(197,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,850)	(1,088)
Net cash used in investing activities	(1,850)	(1,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	850,000	1,900,000
Proceeds from notes payable	—	550,000
Proceeds from term loans	1,280,000	—
Debt origination costs	(93,472)
Repayment of contingent consideration	—	(486,000)
Repayment of term loan	(863,032)	(833,977)
Repayment of revolving line of credit	—	(400,000)
Principal payments on finance leases	(58,499)	(37,895)
Net cash (used in) provided by financing activities	1,114,997	692,128

Net (decrease) increase in cash and cash equivalents and restricted cash	(1,090,977)	493,518
Cash and cash equivalents and restricted cash, beginning of period	9,681,589	9,128,846
Cash and cash equivalents and restricted cash, end of period	$8,590,612	$9,622,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$932,648	$767,261
Lease liabilities arising from obtaining right-of-use assets	$31,325	$55,888

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOWS INFORMATION:
Convertible notes payable and interest converted into shares of common stock	$814,467	$—
Equity-based compensation	$12,500	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Six Months Ended June 30,
	2026	2025

Cash and cash equivalents	$7,665,608	$8,697,360
Restricted cash	925,004	925,004
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$8,590,612	$9,622,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the three and six months ended June 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2025	50,000	$1,000	12,221,432	$183,321	$158,809,301	$(149,303,197)	$9,690,425
Net loss for the three months ended March 31, 2026	—	—	—	—	—	(2,692,034)	(2,692,034)
Conversion of convertible notes payable	—	—	291,672	4,376	305,624	—	310,000
Balance March 31, 2026	50,000	$1,000	12,513,104	$187,697	$159,114,925	$(151,995,231)	$7,308,391
Net loss for the three months ended June 30, 2026	—	—	—	—	—	(1,605,542)	(1,605,542)
Conversion of convertible notes payable and interest	—	—	504,167	7,563	496,604	—	504,167
Equity based compensation	—	—	8,280	124	12,376	—	12,500
Balance June 30, 2026	50,000	$1,000	13,025,551	$195,384	$159,623,905	$(153,600,773)	$6,219,516

For the three and six months ended June 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2024	50,000	$1,000	11,162,026	$166,688	$157,692,132	$(146,214,429)	$11,645,391
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(2,329,062)	(2,329,062)
Issuance of shares related to restricted stock units	—	—	6,093	91	(91)	—	—
Balance March 31, 2025	50,000	$1,000	11,168,119	$166,779	$157,692,041	$(148,543,491)	$9,316,329
Net loss for the three months ended June 30, 2025	—	—	—	—	—	(1,413,918)	(1,413,918)
Issuance of shares related to restricted stock units	—	—	1,330	20	(20)	—	—
Rounding related to reverse stock split	—	—	—	743	(743)	—	—
Balance June 30, 2025	50,000	$1,000	11,169,449	$167,542	$157,691,278	$(149,957,409)	$7,902,411

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Shore Fire, The Digital Dept., Special Projects and Elle. The accounts of Always Alpha Sports Management, LLC (“Always Alpha”) are also included as of and for the three and six months ended June 30, 2025. Always Alpha was subsequently sold on November 14, 2025. All significant intercompany balances and transactions have been eliminated in consolidation. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, and its results of operations and cash flows for the three and six months ended June 30, 2026 and 2025. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2026, the Company entered into an agreement with YB Aircraft Productions Inc. (“YB”) to acquire the licensing rights to distribute the Youngblood movie worldwide, with the exception of Canada, and agreed to pay YB a guaranteed, non-refundable advance of $700,000, payable in two equal installments of $350,000 each, on August 31, 2026 and February 28, 2027. The $700,000 advance to YB was recorded in direct costs in our condensed consolidated statement of operations for the six months ended June 30, 2026. The Company also entered into a distribution agreement with Well Go USA, Inc. (“Well Go”) to distribute the film across all media in the United States. The agreement provides for a $450,000 guaranteed, non-refundable advance against the revenues from the distribution of Youngblood upon delivery of the film to Well Go. The film was released in theaters on March 6, 2026 and the Company recorded revenues of $450,000 and received cash in the amount of $450,000 from the minimum guaranteed advance for the six months ended June 30, 2026.

During the six months ended June 30, 2025, the Company recognized $92,033 of revenue in its CPD segment related to sales of its motion picture Believe released in 2013.

The revenues recorded by the EPM and CPD segments are detailed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Entertainment publicity and marketing	$14,443,150	$14,087,529	$26,791,396	$26,165,207
Content production	—	—	455,692	92,033
Total Revenues	$14,443,150	$14,087,529	$27,247,088	$26,257,240

Contract Balances

The balances of our contract asset and liability balances from contracts with customers as of June 30, 2026 and December 31, 2025 were as follows:

	Accounts Receivable	Other Receivables	Contract Assets	Contract Liabilities
Balance at December 31, 2025	$7,848,970	$5,243,931	$113,176	$794,177
Balance at June 30, 2026	$7,025,142	$5,825,228	$149,346	$1,019,146

Contract assets are comprised of services provided for which consideration has not been received and are transferred to accounts receivable when the right to payment becomes unconditional. Contract assets are presented within other current assets in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

Revenues for the three and six months ended June 30, 2026 and 2025 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Amounts included in the beginning of year contract liability balance	$36,000	$9,801	$729,919	$341,153

The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of June 30, 2026, the Company had a balance of $21,507,944 of goodwill on its condensed consolidated balance sheet resulting from its acquisitions of 42West, The Door, Special Projects, Shore Fire and Elle. All the Company’s goodwill is related to the entertainment, publicity and marketing segment.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. There were no triggering events noted during the three and six months ended June 30, 2026 and 2025, that would require the Company to reassess goodwill for impairment outside its annual impairment test.

Intangible Assets

Finite-lived intangible assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$17,592,387	$11,777,779	$5,814,608	$17,592,387	$10,997,027	$6,595,360
Trademarks and trade names	5,128,583	4,090,336	1,038,247	5,128,583	3,825,336	1,303,247
Non-compete agreements	690,000	690,000	—	690,000	690,000	—
	$23,410,970	$16,558,115	$6,852,855	$23,410,970	$15,512,363	$7,898,607

Amortization expense associated with the Company’s intangible assets was $522,876 and $574,242 for the three months ended June 30, 2026 and 2025, and $1,045,752 and $1,148,485 for the six months ended June 30, 2026 and 2025.

Amortization expense related to intangible assets for the next five years is as follows:

2026	$1,045,753
2027	1,406,262
2028	1,064,106
2029	906,886
2030	727,096
Thereafter	1,702,752
Total	$6,852,855

As of June 30, 2026, the Company’s weighted average amortization period on its customer lists and tradenames is 7.56 years and 2.96 years, respectively.

NOTE 4 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued funding under Max Steel marketing agreement	$620,000	$620,000
Accrued producer guarantee fee for Youngblood	700,000	—
Accrued audit, legal and other professional fees	206,761	407,826
Accrued commissions	963,530	897,594
Accrued bonuses	564,209	1,490,042
Talent liability	5,824,524	5,243,931
Accumulated customer deposits	1,677,231	1,144,898
Other	1,341,223	1,292,529
Other current liabilities	$11,897,478	$11,096,820

During the six months ended June 30, 2025, the Company entered into an agreement with Andrea Oliveri and Nicole Vecchiarelli, (“Special Projects Sellers”), to pay $416,171 of additional consideration related to the working capital adjustment. Since the agreement was made outside of the measurement period of one year from the acquisition date of October 1, 2023, the payment due to the Special Projects Sellers was recorded as acquisition costs in the condensed consolidated statement of operations for the six months ended June 30, 2025. The additional consideration related to the working capital adjustment was paid in installments during the year ended December 31, 2025 and there was no balance outstanding related to this arrangement as of June 30, 2026 and December 31, 2025.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — DEBT

Total debt of the Company was as follows as of June 30, 2026 and December 31, 2025:

Debt Type	June 30,	December 31,
	2026	2025
Convertible notes payable	$7,750,000	$7,710,000
Convertible note payable - fair value option	250,000	270,000
Non-convertible promissory notes	5,080,000	5,080,000
Non-convertible promissory notes – Socialyte	3,000,000	3,000,000
Convertible notes from related party	2,242,873	2,242,873
Loans from related party	983,112	983,112
Revolving line of credit	400,000	400,000
First BKU Term loan	2,904,711	3,481,182
Second BKU Term loan	1,054,193	1,381,026
FVP Loan	2,000,000	—
Interest reserve	(581,806)	—
Debt issuance costs	(241,054)	(71,518)
Total debt	$24,842,029	$24,476,675
Less current portion of debt	(7,390,056)	(6,963,761)
Noncurrent portion of debt	$17,451,973	$17,512,914

The table below details the maturity dates of the principal amounts for the Company’s debt as of June 30, 2026:

Debt Type	Maturity Date	2026		2027	2028	2029	2030	Thereafter
Convertible notes payable	Between October 2026 and September 2030	$750,000		$2,850,000	$400,000	$675,000	$2,875,000	$700,000
Nonconvertible promissory notes	Ranging between June 2025 and August 2030	500,000		750,000	2,665,000	715,000	450,000	—
Nonconvertible unsecured promissory note – Socialyte	September 2023 (A)	3,000,000	(A)	—	—	—	—	—
Revolving line of credit	September 2026	400,000		—	—	—	—	—
First BKU Term Loan	September 2028	599,836		1,276,631	1,028,244	—	—	—
Second BKU Term Loan	December 2027	338,668		715,525	—	—	—	—
FVP Loan	May 2029	—		50,000	600,000	1,350,000	—	—
Convertible notes form related party	December 2027 through December 2029	—		1,107,873	—	1,135,000	—	—
Loans from related party	January 2029 through December 2029	—		—	—	983,112	—	—
		$5,588,504		$6,750,029	$4,693,244	$4,858,112	$3,325,000	$700,000

(A)	As discussed below, The Socialyte Purchase Agreement (as defined below) allows the Company to offset a working capital deficit against the Socialyte Promissory Note (as defined below). As such, the Company deferred the installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes Payable

As of June 30, 2026, the Company had thirty-one convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances.

The balance of each convertible notes payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Notes balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
100,000	30-day average closing market price of our common stock	$1.01
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
50,000	Fixed conversion price	$1.01
1,650,000	Fixed conversion price	$1.07
125,000	Fixed conversion price	$1.03
500,000	Fixed conversion price	$1.43
100,000	Fixed conversion price	$1.16
200,000	Fixed conversion price	$1.04
350,000	Fixed conversion price	$1.28
100,000	Fixed conversion price	$1.32
100,000	Fixed conversion price	$1.67
50,000	Fixed conversion price	$1.60
100,000	Fixed conversion price	$1.25
200,000	Fixed conversion price	$1.12
100,000	Fixed conversion price	$1.19
$7,750,000

As of June 30, 2026, the principal balance of $1,200,000 and $6,550,000 related to the convertible notes payable was recorded in current and noncurrent liabilities, respectively, on the Company’s condensed consolidated balance sheet under the caption convertible notes payable. As of December 31, 2025, the principal balance of $1,250,000 and $6,460,000 related to the convertible notes payable was recorded in current and noncurrent liabilities, respectively, on the Company’s condensed consolidated balance sheet under the caption convertible notes payable.

During the six months ended June 30, 2026, four holders of five convertible notes payable with an aggregate principal balance of $810,000 converted the full principal amount of each of the convertible promissory notes payable into an aggregate of 795,839 shares of the Company’s common stock, pursuant to the provisions of their respective convertible notes payable. During the six months ended June 30, 2026, the Company entered into five subscription agreements (the “Subscription Agreements”) with five investors for five convertible promissory notes (each a “Note”) in the aggregate principal amount of $850,000 and received cash proceeds of $850,000. The Notes bear interest at 10% per annum and each Note matures on either the fourth or fifth anniversary of their respective issuance dates. The noteholders may convert all or part of the principal balance of the Notes and any accrued interest thereon at any time before the maturity date into shares of the Company’s common stock at a purchase price ranging between $1.12 and $1.60 per share. On August 11, 2026, the Company entered into a Subscription Agreement with an investor and received cash proceeds of $100,000. The Note bears interest at 10% per annum, matures on August 11, 2030 and the principal and any accrued interest may be converted by the noteholder at a conversion price of $1.09 anytime before the Notes maturity date.

The Company recorded interest expense related to these convertible notes payable of $188,333 and $165,251 during the three months ended June 30, 2026 and 2025, respectively, and $379,469 and $301,251, respectively, during the six months ended June 30, 2026 and 2025. In addition, the Company made cash interest payments amounting to $379,248 and $286,212, respectively, during the six months ended June 30, 2026 and 2025, related to the convertible notes payable.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Note Payable at Fair Value

The Company has one convertible note payable outstanding with a principal amount of $500,000 as of June 30, 2026, for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible note payable with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $250,000 and $270,000 in noncurrent liabilities as of June 30, 2026 and December 31, 2025, respectively, on its condensed consolidated balance sheets related to the convertible note payable measured at fair value. See Note 7 – Fair Value Measurements for further discussion on the valuation of this convertible note payable.

The Company recorded a gain in fair value of $10,000 and $50,000 for the three months ended June 30, 2026 and 2025, respectively, and a gain of $20,000 and $70,000 for the six months ended June 30, 2026 and 2025 on its condensed consolidated statements of operations related to this convertible note payable at fair value.

The convertible note payable at fair value bears interest at a rate of 8% per annum. The Company recorded interest expense related to this convertible note payable at fair value of $9,863 for each of the three months ended June 30, 2026 and 2025 and $19,726 for each of the six months ended June 30, 2026 and 2025. In addition, the Company made cash interest payments amounting to $19,726 for both the six months ended June 30, 2026 and 2025, related to the convertible note payable at fair value.

Nonconvertible Promissory Notes

As of June 30, 2026, the Company had eleven outstanding unsecured nonconvertible promissory notes in the aggregate amount of $5,080,000, which bear interest at a rate of 10% per annum and mature between November 2026 and October 2030.

As of June 30, 2026 and December 31, 2025, the Company had a balance of $900,000 and $500,000, respectively, recorded as current liabilities and $4,180,000 and $4,580,000, respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $127,000 and $104,667 for the three months ended June 30, 2026 and 2025, respectively, and $254,000 and $203,750 for the six months ended June 30, 2026 and 2025, respectively. The Company made interest payments of $252,778 and $200,250 during the six months ended June 30, 2026 and 2025, respectively, related to the nonconvertible promissory notes.

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

The Company recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended June 30, 2026 and 2025, and $60,000 for the six months ended June 30, 2026 and 2025. No interest payments were made during the three or six months ended June 30, 2026 and 2025, related to the Socialyte Promissory Note.

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

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company did not use the BKU Commercial Card. During each of the three months ended June 30, 2026 and 2025, the Company made payments in the amount of $354,621, inclusive of $64,145 and $87,197, respectively, of interest related to the First BKU Term Loan. During each of the six months ended June 30, 2026 and 2025, the Company made payments in the amount of $709,241, inclusive of $132,770 and $177,919, respectively, of interest related to the First BKU Term Loan. During each of the three months ended June 30, 2026 and 2025, the Company made payments in the amount of $185,995, inclusive of $21,332 and $23,187, respectively, of interest related to the Second BKU Term Loan. During each of the six months ended June 30, 2026 and 2025, the Company made payments in amount of $371,991, inclusive of $45,158 and $67,937, respectively, of interest related to the Second BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the three months ended June 30, 2026 and 2025, the Company recorded interest expense and made payments of $6,900 and $7,667, respectively, and $13,678 and $15,217 for the six months ended June 30, 2026 and 2025, respectively, related to the BKU Line of Credit.

As of June 30, 2026, the Company had a balance of $1,890,056 classified as current liabilities and $2,016,967 classified as noncurrent liabilities, net of $51,881 of debt issuance costs, in its condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2025, the Company had a balance of $1,813,760 classified as current liabilities and $2,976,930 classified as noncurrent liabilities, net of $71,518 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of June 30, 2026 and December 31, 2025, the Company had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $7,012 for the three months ended June 30, 2026 and 2025, and $19,636 and $14,024 for the six months ended June 30, 2026 and 2025, respectively.

The Bank United Credit Facility contains financial covenants tested semi-annually, starting on June 30, 2024, on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000. As of June 30, 2026, the Company is in compliance with the debt covenants.

FVP Loan

On May 7, 2026, two of the Company’s wholly-owned subsidiaries, Shore Fire and The Door (collectively, the “Borrowers”), executed a loan agreement with certain Lenders and FVP Servicing, LLC (“FVP”), as agent for the Lenders providing for (i) a term loan in the amount of $2,000,000, (ii) a delayed draw term loan in the amount of $2,000,000 that, subject to certain conditions, will become available on November 7, 2026 and (ii) a second delayed draw term loan in the amount of $1,000,000 that, subject to certain conditions, will become available on May 7, 2027 (the “Loans”). The Loans bear and will bear interest at 12% per annum from the date they are made and will have a maturity date of May 7, 2029. The Company executed a guaranty in favor of FVP in connection with the loan agreement. In addition, the Borrowers entered into a security agreement pursuant to which they granted FVP and the Lenders a security interest in substantially all of their assets as collateral for the loan obligations and the Company entered into a pledge and security agreement granting FVP and the Lenders a security interest in the equity of the Borrowers. Proceeds from the Loans will be for general working capital purposes.

During the three and six months ended June 30, 2026, the Company drew $2,000,000 under the FVP loan facility (the “FVP Loan”), and incurred debt issuance, loan origination fees and debt service reserve of $813,472 recorded as net of the term loans, noncurrent portion on the condensed consolidated balance sheet. As of June 30, 2026, the Company had an aggregate principal balance of $1,229,021 related to the FVP Loan, net of debt issuance costs, loan origination fees and debt service reserve. For the three and six months ended June 30, 2026, the Company amortized as interest expense on its consolidated statement of operations, debt origination costs, loan origination fees and interest in the amount of $42,493 against the amounts retained on the date of the FVP Loan.

The FVP loans facility contains financial covenants tested annually, starting on December 31, 2026, on a trailing twelve-month basis that require the Company to maintain a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, FVP credit facility contains a liquidity covenant that requires the Company to hold an unrestricted cash balance with daily minimum deposit balance of $500,000. As of June 30, 2026, the Company is in compliance with the debt covenant.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 12, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with DE LLC, pursuant to which, the Company and DE LLC agreed to exchange the three DE LLC Notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “DE New Notes”) in the same principal amounts. As consideration for the exchange, the Company and DE LLC agreed to extend the maturity dates on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The DE New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the DE New Notes and any accrued interest thereon at any time before the maturity date of the DE New Notes into the Company’s common stock at a conversion price of $1.00 per share. The Company accounted for this exchange as an extinguishment of debt and recorded the difference between the carrying value of the DE LLC Notes and the fair value of the DE New Notes of approximately $0.8 million as a loss from extinguishment of debt in our condensed consolidated statements of operations for the three and six months ended June 30, 2025.

As of June 30, 2026 and December 31, 2025, the Company had an aggregate principal balance of $2,774,965 and $2,904,357, respectively, related to the DE New Notes under the caption, convertible notes payable – related party, in the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2026 and 2025, the Company did not repay any principal balance or make interest payments on the DE LLC Notes or DE New Notes.

The Company recorded interest expense of $55,918 for the three months ended June 30, 2026 and 2025 and $111,222 and $99,938 for the six months ended June 30, 2026 and 2025. related to the DE LLC Notes and the DE New Notes. As of June 30, 2026 and December 31, 2025 we had a balance in accrued interest – related party of $599,276 and $488,054, respectively, on the Company’s condensed consolidated balance sheets related to the DE LLC Notes.

Mock Notes

During 2024, the Company issued three nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112 (the “Mock Notes”). The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029, May 28, 2029 and December 30, 2029, respectively.

As of both June 30, 2026 and December 31, 2025, we had a principal balance of $983,112 related to the Mock Notes under the caption loans from related party, in the Company’s condensed consolidated balance sheets. For the six months ended June 30, 2026 and 2025, the Company did not repay any principal balance on the Mock Notes. During the six months ended June 30, 2026 the Company made interest payments of $49,156. No interest payments related to the Mock Notes were made during the six months ended June 30, 2025. During the three and six months ended June 30, 2026 and 2025, the Company recorded interest expense of $24,578 and $49,156, respectively, related to the Mock Notes. As of June 30, 2026 and December 31, 2025, we had a balance in accrued interest – related party of $188,728 on our condensed consolidated balance sheets related to the Mock Notes.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s condensed consolidated financial instruments:

	Level in	June 30, 2026		December 31, 2025
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	1	$7,665,608	$7,665,608	$8,756,585	$8,756,585
Restricted cash	1	925,004	925,004	925,004	925,004

Liabilities:
Convertible notes payable	3	$7,750,000	$7,139,000	$7,710,000	$8,224,000
Convertible note payable at fair value	3	250,000	250,000	270,000	270,000
Convertible notes – related party	3	2,774,965	2,661,000	2,904,357	3,458,000

Convertible notes payable

As of June 30, 2026, the Company has thirty-one outstanding convertible notes payable with an aggregate principal amount of $7,750,000 and three outstanding convertible notes payable with a related party amounting to $2,774,965. See Note 5 for further information on the terms of these convertible notes and Note 6 for further information on terms of convertible notes with a related party.

		June 30, 2026		December 31, 2025
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in May 2026	3	$—	$—	$500,000	$602,000
10% convertible notes due in October 2026	3	300,000	296,000	300,000	291,000
10% convertible notes due in November 2026	3	300,000	294,000	300,000	291,000
10% convertible notes due in December 2026	3	150,000	147,000	150,000	146,000
10% convertible notes due in January 2027	3	300,000	291,000	300,000	290,000
10% convertible note due in April 2027	3	—	—	100,000	122,000
10% convertible notes due in June 2027	3	150,000	142,000	150,000	143,000
10% convertible notes due in August 2027	3	2,000,000	1,871,000	2,000,000	1,869,000
10% convertible notes due in September 2027	3	400,000	372,000	400,000	372,000
10% convertible notes due in January 2028	3	100,000	97,000	100,000	99,000
10% convertible notes due in July 2028	3	100,000	84,000	100,000	112,000
10% convertible notes due in October 2028	3	100,000	78,000	100,000	100,000
10% convertible notes due in December 2028	3	100,000	75,000	100,000	100,000
10% convertible note due in March 2029	3	50,000	48,000	50,000	65,000
10% convertible note due in April 2029	3	175,000	163,000	175,000	221,000
10% convertible note due in May 2029	3	100,000	93,000	100,000	126,000
10% convertible note due in June 2029	3	—	—	110,000	139,000
10% convertible note due in July 2029	3	350,000	294,000	350,000	394,000
10% convertible notes due in January 2030	3	50,000	42,000	—	—
10% convertible notes due in February 2030	3	425,000	411,000	425,000	553,000
10% convertible notes due in June 2030	3	100,000	100,000	—	—
10% convertible notes due in August 2030	3	1,700,000	1,450,000	1,800,000	2,075,000
10% convertible notes due in September 2030	3	100,000	85,000	100,000	114,000
10% convertible notes due in May 2031	3	700,000	706,000	—	—
10% convertible note with related party due in June 2027	3	1,235,358	1,557,000	1,302,795	2,007,000
10% convertible note with related party due in October 2029	3	1,354,906	974,000	1,409,495	1,286,000
10% convertible note with related party due in December 2029	3	184,701	130,000	192,067	165,000
		$10,524,965	$9,800,000	$10,614,357	$11,682,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	June 30, 2026	December 31, 2025
Stock Price	$1.15	$1.56
Minimum Conversion Price	$1.01 – 5.00	$1.00 – 5.00
Annual Asset Volatility Estimate	60.0%	65.0%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	3.90% – 4.19%	3.47% –3.71%

Fair Value Option (“FVO”) Election – Convertible note payable

Convertible note payable, at fair value

As of June 30, 2026, the Company had one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible note.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2025 to June 30, 2026:

March 4th Note
Fair value as of December 31, 2025	$270,000
Gain on change of fair value reported in the condensed consolidated statements of operations	(20,000)
Fair value as June 30, 2026	$250,000

The estimated fair value of the March 4th Note as of June 30, 2026 and December 31, 2025, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	June 30, 2026	December 31, 2025
Face value principal payable	$500,000	$500,000
Original conversion price	$7.82	$7.82
Value of common stock	$1.47	$1.56
Expected term (years)	3.68	4.18
Volatility	60%	75%
Risk free rate	4.16%	3.66%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8— LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to Dolphin Entertainment common stock shareholders and numerator for basic loss per share	$(1,605,542)	$(1,413,918)	$(4,297,576)	$(3,742,980)
Change in fair value of convertible note	—	(50,000)	—	(70,000)
Interest expense	—	9,863	—	19,726
Numerator for diluted loss per share	$(1,605,542)	$(1,454,055)	$(4,297,576)	$(3,793,254)

Denominator
Denominator for basic EPS - weighted-average shares	12,848,706	11,168,572	12,589,779	11,166,596
Effect of dilutive securities:
Convertible note payable at fair value	—	63,939	—	63,939
Denominator for diluted EPS - adjusted weighted-average shares	12,848,706	11,232,511	12,589,779	11,230,535

Basic loss per share	$(0.13)	$(0.13)	$(0.34)	$(0.33)
Diluted loss per share	$(0.13)	$(0.13)	$(0.34)	$(0.34)

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

The Company’s convertible note payable at fair value, the warrant and the Series C preferred stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. These securities do not contractually participate in losses. For the three and six months ended June 30, 2026 and 2025, the Company had a net loss and as such the two-class method is not presented.

For the three and six months ended June 30, 2026, potentially dilutive instruments including 5,999,877 shares and 5,843,342 shares of common stock issuable upon conversion of convertible notes outstanding were not included in the diluted loss per share as inclusion was considered to be antidilutive.

For the three and six months ended June 30, 2025, potentially dilutive instruments including 6,257,833 shares and 5,747,879 shares, respectively, of common stock upon conversion of convertible notes outstanding and 10,000 shares of common stock issuable upon exercise of the Series I Warrant were not included in the diluted loss per share as inclusion was considered to be antidilutive.

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

As of June 30, 2026 and December 31, 2025, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,496,476 and $1,366,305, respectively, in accrued interest – related party in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand.

The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $65,445 for the three months ended June 30, 2026 and 2025, and $130,171 for the six months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, the Company did not make cash compensation or interest payments in connection with the accrued compensation to the CEO.

On May 13, 2025, the Company entered into a one-year consulting agreement with Hilarie Bass, a director, with an effective date of January 1, 2025, pursuant to which Ms. Bass will provide commercial litigation advice and litigation consulting services to the Company. As compensation for these services the Company will pay Ms. Bass $100,000 payable in four quarterly installments of $25,000 each. On April 29, 2026, the Company and Ms. Bass agreed to extend this agreement pursuant to its terms for a one-year period and it will renew automatically annually, unless one of the parties provides written notice of non-renewal prior to the end of the then-current period. The Company made payments in the amount of $25,000 during the three months ended June 30, 2026 and 2025, and $25,000 and $50,000 during the six months ended June 30, 2026 and 2025, respectively, related to this consulting agreement with Ms. Bass.

The Company entered into several DE LLC Notes with an entity wholly owned by its CEO and into three Mock Notes with its CEO’s brother. See Note 6 for further discussion.

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

The Company’s chief operating decision maker (“CODM”) is its CEO. The profitability measure employed by our CODM for allocating resources to operating segments and assessing operating segment performance is adjusted operating income (loss) which is the loss from operations on the Company’s condensed consolidated statements of operations adjusted for depreciation and amortization, impairment of goodwill, acquisition costs, change in fair value of contingent consideration, stock compensation, bad debt and write-off of notes receivable. The CODM uses this information when evaluating potential share repurchase opportunities, assessing acquisition targets and pursuing content creation and distribution partnerships.

The following tables present revenue and significant expenses by segment that are regularly provided to the CODM. Other segment items that the CODM does not consider in assessing segment performance are presented to reconcile to adjusted loss from operations.

Three Months Ended June 30, 2026
	EPM	CPD	Total
Segment revenue	$14,443,150	$—	$14,443,150
Segment expenses:
Segment direct costs	972,533	55,793	1,028,326
Segment payroll and benefits	10,557,221	805,540	11,362,761
Segment selling, general and administrative (1)	1,519,761	256,580	1,776,341
Segment legal and professional	568,849	181,959	750,808
Adjusted income (loss) from operations	$824,786	$(1,299,872)	$(475,086)

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	22,010
Depreciation and amortization	—	—	533,966
Loss from operations	$—	$—	$(1,031,062)

(1) Excludes bad debt expense

Six Months Ended June 30, 2026
	EPM	CPD	Total
Segment revenue	$26,791,396	$455,692	$27,247,088
Segment expenses:
Segment direct costs	1,057,184	755,793	1,812,977
Segment payroll and benefits	20,690,814	1,387,091	22,077,905
Segment selling, general and administrative (1)	3,107,144	566,565	3,673,709
Segment legal and professional	1,167,973	438,973	1,606,946
Adjusted income (loss) from operations	$768,281	$(2,692,730)	$(1,924,449)

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	171,801
Depreciation and amortization	—	—	1,071,242
Loss from operations	$—	$—	$(3,167,492)

(1) Excludes bad debt expense

Three months ended June 30, 2025
	EPM	CPD	Total
Segment revenue	$14,087,529	$—	$14,087,529
Significant expenses:
Segment direct costs	738,325	3,846	742,171
Segment payroll and benefits	9,900,740	401,552	10,302,292
Segment selling, general and administrative (1)	1,454,933	345,699	1,800,632
Segment legal and professional	514,408	71,824	586,232
Adjusted income (loss) from operations	$1,479,123	$(822,921)	$656,202

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	93,407
State and local tax payments	—	—	28,297
Depreciation and amortization	—	—	591,552
Loss from operations	$—	$—	$(57,054)

(1)	Excludes bad debt expense

Six months ended June 30, 2025
	EPM	CPD	Total
Segment revenue	$26,165,207	$92,033	$26,257,240
Significant expenses:
Segment direct costs	1,082,739	3,846	1,086,585
Segment payroll and benefits	19,799,621	807,364	20,606,985
Segment selling, general and administrative (1)	2,790,047	726,814	3,516,861
Segment legal and professional	952,770	147,886	1,100,656
Adjusted income (loss) from operations	$1,540,030	$(1,593,877)	$(53,847)

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	149,161
Acquisition cost	—	—	416,171
State and local tax payments			28,297
Depreciation and amortization	—	—	1,183,104
Loss from operations	$—	$—	$(1,830,580)

(1)	Excludes bad debt expense

The CODM does not review assets on a segment basis. In connection with the acquisitions of its wholly owned subsidiaries, as of June 30, 2026 the Company had assigned $6,852,855 of intangible assets, net of accumulated amortization of $16,558,115, and goodwill of $21,507,944, net of impairments, to the EPM segment.

During the three and six months ended June 30, 2026 and 2025, there were no triggering events noted that would require the Company to reassess goodwill impairment outside of its regular annual impairment test.

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

	June 30,	December 31,
Operating Leases	2026	2025
Assets
Right-of-use assets	$2,101,574	$2,884,619

Liabilities
Current
Lease liabilities	$1,388,322	$1,829,814

Noncurrent
Lease liabilities	$967,138	$1,421,061

Total lease liabilities	$2,355,460	$3,250,875

	June 30,	December 31,
Finance Leases	2026	2025
Assets
Right-of-use assets	$105,983	$128,322

Liabilities
Current
Lease liabilities	$61,521	$82,668

Noncurrent
Lease liabilities	$49,061	$48,325

Total lease liabilities	$110,582	$130,993

The tables below show the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three and six months ended June 30, 2026 and 2025 for operating and financing leases, respectively.

		Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	Classification	2026	2025	2026	2025
Operating lease costs	Selling, general and administrative expenses	$549,050	$490,821	$1,079,433	$1,040,219
Sublease income	Selling, general and administrative expenses	—	—	—	(12,665)
Net operating lease costs		$549,050	$490,821	$1,079,433	$1,027,554

		Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	Classification	2026	2025	2026	2025
Amortization of right-of-use assets	Selling, general and administrative expenses	$24,432	$24,268	$52,825	$45,687
Interest on lease liability	Selling, general and administrative expenses	2,050	2,923	4,246	5,726
Net finance lease costs		$26,482	$27,191	$57,071	$51,413

Lease Payments

For the six months ended June 30, 2026 and 2025, the Company made payments in cash related to its operating leases in the amounts of $1,463,927 and $1,129,444, respectively.

Future minimum lease payments for leases for the remainder of 2026 and thereafter, were as follows:

Year	Operating Leases	Finance Leases
2026	$982,427	$39,026
2027	961,086	51,514
2028	163,210	25,453
2029	159,255	1,993
2030	160,925	—
Thereafter	194,556	—
Total	$2,621,459	$117,986
Less: Imputed interest	(265,999)	(7,404)
Present value of lease liabilities	$2,355,460	$110,582

As of June 30, 2026, the Company’s weighted average remaining lease term on its operating and finance leases is 3.8 years and 1.92 years, respectively, and the Company’s weighted average discount rate is 8.78% and 7.49% related to its operating and finance leases, respectively.

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

During the six months ended June 30, 2026, we entered into an agreement with YB Aircraft Productions Inc. (“YB”) to acquire the licensing rights to distribute the Youngblood movie worldwide, with the exception of Canada, and agreed to pay YB a guaranteed, non-refundable advance of $700,000, payable in two equal installments of $350,000 each, on August 31, 2026 and February 28, 2027. The $700,000 advance to YB was recorded in direct costs in our condensed consolidated statement of operations for the six months ended June 30, 2026. We also entered into a distribution agreement with Well Go USA, Inc. (“Well Go”) to distribute the film across all media in the United States. The agreement provides for a $450,000 guaranteed, non-refundable advance against the revenues from distribution of Youngblood upon delivery of the film to Well Go. The film was released in theaters on March 6, 2026 and the Company recorded revenues and received cash of $450,000 from the minimum guaranteed advance for the six months ended June 30, 2026.

Revenues

For the three and six months ended June 30, 2026 and 2025, we derived a majority of our revenues from our entertainment publicity and marketing segment. During the six months ended June 30, 2026, we generated income in our content production segment related to Youngblood.

The table below sets forth the percentage of total revenue derived from our segments for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues:
Entertainment publicity and marketing	100%	100%	98.3%	99.6%
Content production	—%	—%	1.7%	0.4%
Total revenue	100%	100%	100%	100%

Expenses

Our expenses consist primarily of:

(1)	Direct costs – include certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business. Direct costs also includes the minimum guarantee of $700,000 that we agreed to pay YB for the distribution rights of Youngblood as discussed above.

(2)	Payroll and benefits expenses – includes wages, stock-based compensation, payroll taxes and employee benefits.

(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(4)	Acquisition costs – includes agreed upon payment to the sellers of Special Projects for the six months ended June 30, 2025.

(5)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(6)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the three and six months ended June 30, 2026 and 2025, other income and expenses consisted primarily of: (1) changes in fair value of convertible notes and (2) interest expense, net.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2026 as compared to three and six months ended June 30, 2025

Revenues

For the three and six months ended June 30, 2026 and 2025 revenues were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues:
Entertainment publicity and marketing	$14,443,150	$14,087,529	$26,791,396	$26,165,207
Content production	—	—	455,692	92,033
Total revenue	$14,443,150	$14,087,529	$27,247,088	$26,257,240

Revenues from entertainment publicity and marketing increased by approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2026, respectively, as compared to the same period in the prior year. The increase for the three and six months ended June 30, 2026, in revenue is attributed to organic growth across many of our subsidiaries.

Revenues from content production increased by approximately $0.4 million during the six months ended June 30, 2026 compared to the same period in the prior year. The increase was related to revenue from the distribution of Youngblood which was released in theaters on March 6, 2026. During the six months ended June 30, 2025, we recognized $0.1 million from the Believe film released in 2013.

Expenses

For the three and six months ended June 30, 2026 and 2025, our expenses were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Expenses:
Direct costs	$1,028,326	$742,171	$1,812,977	$1,086,585
Payroll and benefits	11,362,761	10,302,292	22,077,905	20,606,985
Selling, general and administrative	1,798,351	1,922,336	3,845,510	3,694,319
Depreciation and amortization	533,966	591,552	1,071,242	1,183,104
Acquisition cost	—	—	—	416,171
Legal and professional	750,808	586,232	1,606,946	1,100,656
Total expenses	$15,474,212	$14,144,583	$30,414,580	$28,087,820

Direct costs increased  by approximately $0.3 million for the three months ended June 30, 2026 as compared to the same period in the prior year. The increase of direct costs is attributed to cost incurred of approximately $0.1 million for The Digital Dept. showrooms during the three months ended June 30, 2026. The remaining increase in direct costs during the three months ended June 30, 2026 is related to production costs. The increase in direct costs of approximately $0.7 million for the six months ended June 30, 2026 is primarily attributable to a minimum guaranteed payment of $0.7 million to YB for the worldwide (excluding Canada) distribution rights of Youngblood, which was released in theatres on March 6, 2026.

Payroll and benefits expenses increased by approximately $1.0 million and $1.5 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to $1.4 million and $2.2 million, respectively, increase in workforce, employee cost of living pay increases and certain retention bonuses for the three and six months ended June 30, 2026. This increase was offset by the exclusion of $0.3 million and $0.7 million of Always Alpha payroll and benefits, respectively, for the three and six months ended June 30, 2025. Always Alpha was sold in November 2025.

Selling, general and administrative expenses decreased by approximately $0.1 million, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease is mainly due to $0.1 million decrease in bad debt expense. Selling, general and administrative expenses increased by $0.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2026. The increase is primarily due to $0.2 million increase in travel and rent expense.

Acquisition costs for the six months ended June 30, 2026 were $0.4 million, related to an agreed upon payment with the sellers of Special Projects related to the working capital adjustment. There were no acquisition costs recorded for the six months ended June 30, 2026.

Depreciation and amortization remained consistent for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Depreciation and amortization decreased by approximately $0.1 million six months ended June 30, 2026, as compared to six months ended June 30, 2025. The decrease is due to several intangible assets that were fully depreciated prior to June 30, 2026.

Legal and professional fees increased by $0.2 million and $0.5 million for the three and six months ended June 30, 2026, as compared to the same periods of the prior year. The increase is primarily due to the litigation with the sellers of Socialyte. Refer to Note 12 to the condensed consolidated financial statements elsewhere on this Quarterly Report on Form 10-Q for additional information.

Other Expenses

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Other (expense) income, net:
Change in fair value of convertible note	$10,000	$50,000	$20,000	$70,000
Loss on extinguishment of debt	—	(835,324)	—	(835,324)
Interest income	11,740	11,205	13,618	17,279
Interest expense	(578,568)	(561,222)	(1,128,398)	(1,121,310)
Total other (expense) income, net	$(556,828)	$(1,335,341)	$(1,094,780)	$(1,869,355)

Change in fair value of convertible note – We elected the fair value option for one convertible note payable issued in 2020. The fair value of this convertible note payable is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended June 30, 2026 and 2025, we recorded a gain in the change in fair value of the convertible note payable issued in 2020 in the amount of $10.0 thousand and $50.0 thousand, respectively. For the six months ended June 30, 2026 and 2025, we recorded a gain in change of fair value of the convertible note payable issued in 2020 in the amount of $20.0 thousand and $70.0 thousand, respectively. None of the decrease in the value of the convertible note was attributable to instrument specific credit risk and as such, all the gain in the change in fair value was recorded within net loss.

Loss on extinguishment of debt – On May 12, 2025, we exchanged three nonconvertible promissory notes held by our CEO for three convertible promissory notes. We determined that the transaction should be accounted for as an extinguishment of debt and recorded a loss on the extinguishment of debt of $0.8 million for the difference between the carrying value of the nonconvertible notes payable and the fair value of the convertible notes payable on May 12, 2025. There was no loss on extinguishment of debt recorded for the three and six months ended June 30, 2026.

Interest income– Interest income remained consistent for the three and six months ended June 30, 2026 and 2025.

Interest expense– Interest expense remained consistent for the three and six months ended June 30, 2026 and 2025.

Income Taxes

We recorded an income tax expense of approximately $17.7 thousand and $35.3 thousand for the three and six months ended June 30, 2026, respectively, and approximately $21.5 thousand and $43.0 thousand for the three and six months ended June 30, 2026, respectively, which reflects the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

Net Loss

Net loss was approximately $1.6 million or $(0.12) per share based on 12,848,706 weighted average shares outstanding for basic loss and diluted loss per share per share for the three months ended June 30, 2026. Net loss was approximately $1.4 million or $(0.13) per share based on 11,168,572 weighted average shares outstanding for basic loss per share and $1.5 million or $(0.13) fully diluted loss per share based on 11,232,511 weighted average shares for the three months ended June 30, 2025. The change in net loss for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, is related to the factors discussed above.

Net loss was approximately $4.3 million or $(0.34) per share based on 12,589,779 weighted average shares outstanding for basic loss and diluted loss per share for the six months ended June 30, 2026. Net loss was approximately $3.7 million or $(0.33) per share based on 11,166,596 weighted average shares outstanding for basic loss per share and was approximately $3.8 million or $(0.34) per share based on 11,230,535 for fully diluted loss per share for the six months ended June 30, 2025. The change in net loss for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Six Months Ended June 30,
	2026	2025
Statement of Cash Flows Data:
Net cash used in operating activities	$(2,204,124)	$(197,522)
Net cash used in investing activities	(1,850)	(1,088)
Net cash provided by financing activities	1,114,997	692,128
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,090,977)	493,518

Cash, cash equivalents and restricted cash, beginning of period	9,681,589	9,128,846
Cash, cash equivalents and restricted cash, end of period	$8,590,612	$9,622,364

Operating Activities

Cash used in operating activities was $2.2 million for the six months ended June 30, 2026, a change of $2.0 million from cash used in operating activities of $0.2 million for six months ended June 30, 2025. The increase in cash used in operating activities was primarily a result of a $0.5 million increase in net loss for the period, $0.9 million decrease in non-cash items such as depreciation and amortization, bad debt expense, share-based compensation, loss on extinguishment of debt, amortization of capitalized production costs, and other non-cash losses, and the net change in working capital.

Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2026 and 2025 were inconsequential.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2026 were $1.1 million, which mainly related to:

Inflows:

•	$0.9 million of proceeds from convertible notes payable and;
•	$1.2 million of proceeds from FVP Loan.

Outflows:

•	$0.9 million of repayment of existing Bank United term loan and;
•	$58.5 thousand of repayment of finance leases.

Cash flows provided by financing activities for the six months ended June 30, 2025 were $0.7 million which mainly related to:

Inflows:

•	$1.9 million of proceeds from convertible notes payable and;
•	$0.6 million of proceeds from nonconvertible notes payable.

Outflows:

•	$0.8 million of repayment of existing Bank United term loan
•	$0.4 million of repayment of revolving line of credit;
•	$0.5 million payment of the contingent consideration related to the Elle acquisition; and
•	$0.04 million of repayment of finance leases.

Debt and Financing Arrangements

Total debt amounted to $24.8 million as of June 30, 2026, compared to $24.5 million as of December 31, 2025, an increase of $0.3 million, primarily related to an increase of $2.1 million in convertible and nonconvertible promissory notes, $2.0 million of the FVP Loan, offset by the conversion of five convertible notes and the repayments of the term loans.

Our debt obligations in the next twelve months from June 30, 2026 increased to $7.4 million from $7.0 million in December 31, 2025, mainly related to an increase in the current portion of the Bank United Credit Facility (defined below in “BankUnited Loan Agreements – Refinancing Transaction”) in the amount of $76.3 thousand and a net increase in the current portion of nonconvertible notes payable in the amount of $0.4 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

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

For the three and six months ended June 30, 2026, we did not sell any shares of common stock to Lincoln Park under the 2025 LP Purchase Agreement.

Convertible Notes Payable

During the six months ended June 30, 2026 and 2025 we issued five and fourteen convertible notes payable and received proceeds of $850,000 and $1,900,000, respectively. As of June 30, 2026, the Company had thirty-one convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances.

The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Notes balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
100,000	30-day average closing market price of our common stock	$1.01
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
50,000	Fixed conversion price	$1.01
1,650,000	Fixed conversion price	$1.07
125,000	Fixed conversion price	$1.03
500,000	Fixed conversion price	$1.43
100,000	Fixed conversion price	$1.16
200,000	Fixed conversion price	$1.04
350,000	Fixed conversion price	$1.28
100,000	Fixed conversion price	$1.32
100,000	Fixed conversion price	$1.67
50,000	Fixed conversion price	$1.60
100,000	Fixed conversion price	$1.25
200,000	Fixed conversion price	$1.12
100,000	Fixed conversion price	$1.19
$7,750,000

As of June 30, 2026 the principal balance of $1,200,000 and $6,550,000 related to the convertible notes payable was recorded in current and noncurrent liabilities, respectively, on its condensed consolidated balance sheet under the caption convertible notes payable. As of December 31, 2025 the principal balance of $1,250,000 and $6,460,000 related to the convertible notes payable was recorded in current and noncurrent liabilities, respectively, on its condensed consolidated balance sheet under the caption convertible notes payable.

During the six months ended June 30, 2026, four holders of five convertible notes payable with an aggregate principal balance of $810,000 converted the full principal amount of each of the convertible promissory notes payable into an aggregate of 791,672 shares of our common stock, pursuant to the provisions of their respective convertible notes payable. During the six months ended June 30, 2026, we entered into five subscription agreements with five investors for five convertible promissory notes (each a “Note”) in the aggregate principal amount of $850,000 and received cash proceeds of $850,000. The Notes bear interest at 10% per annum and each Notes matures on either the fourth or fifth anniversary of its respective issuance dates. The noteholders may convert all or part of the principal balance of the Notes and any accrued interest thereon at any time before the maturity date into shares of our common stock at a conversion price ranging between $1.12 and $1.60 per share. On August 11, 2026, we entered into a subscription agreement with an investor and received cash proceeds of $100,000. The Note bears interest at 10% per annum, matures on August 11, 2030 and the principal and any accrued interest may be converted by the noteholder at a conversion price of $1.09 anytime before the Notes maturity date.

We recorded interest expense related to these convertible notes payable of $188,333 and $165,251 during the three months ended June 30, 2026 and 2025, respectively, and $379,469 and $301,251, respectively, during the six months ended June 30, 2026 and 2025. In addition, we made cash interest payments amounting to $379,248 and $286,212, respectively, during the six months ended June 30, 2026 and 2025, related to the convertible notes payable.

Convertible Note Payable at Fair Value

We had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of June 30, 2026 for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

We had a balance of $250,000 and $270,000 in noncurrent liabilities as of June 30, 2026, and December 31, 2025, respectively, on our condensed consolidated balance sheets related to the convertible promissory note payable measured at fair value.

We recorded a gain in fair value of $10,000 and $50,000 for the three months ended June 30, 2026 and 2025, respectively, and a gain of $20,000 and $70,000 for the six months ended June 30, 2026 and 2025, respectively, on our condensed consolidated statements of operations related to this convertible note payable at fair value.

We recorded interest expense related to this convertible note payable at fair value of $9,863 for each of the three months ended June 30, 2026 and 2025 and $19,726 for each of the six months ended June 30, 2026 and 2025. In addition, we made cash interest payments amounting to $19,726 for both the six months ended June 30, 2026 and 2025, related to the convertible note payable at fair value.

Nonconvertible Promissory Notes

As of June 30, 2026, we had eleven outstanding unsecured nonconvertible promissory notes in the aggregate amount of $5,080,000, which bear interest at a rate of 10% per annum and mature between November 2026 and October 2030.

As of June 30, 2026 and December 31, 2025, we had a balance of $900,000, and $500,000, respectively, recorded as current liabilities and $4,180,000 and $4,580,000, respectively, in noncurrent liabilities on our condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

We recorded interest expense related to these nonconvertible promissory notes of $127,000 and $104,667 for the three months ended June 30, 2026 and 2025, respectively, and $254,000 and $203,750 for the six months ended June 30, 2026 and 2025, respectively. We made interest payments of $252,778 and $200,250 during the six months ended June 30, 2026 and 2025, respectively, related to the nonconvertible promissory notes.

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

We recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended June 30, 2026 and 2025, and $60,000 for the six months ended June 30, 2026 and 2025. No interest payments were made during the six months ended June 30, 2026 and 2025, related to the Socialyte Promissory Note.

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

On May 12, 2025, we entered into an exchange agreement (the “Exchange Agreement”) with DE LLC, pursuant to which, we and DE LLC agreed to exchange the three DE LLC Notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “DE New Notes”) in the same principal amounts. As consideration for the exchange, we and DE LLC agreed to extend the maturity dates on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The DE New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the DE New Notes and any accrued interest thereon at any time before the maturity date of the DE New Notes into our common stock at a conversion price of $1.00 per share. We accounted for this exchange as an extinguishment of debt and recorded the difference between the carrying value of DE LLC Notes and the fair value of the DE New Notes of $0.8 million as a loss from extinguishment of debt in our condensed consolidated statement of operations for the six months ended June 30, 2025.

As of June 30, 2026 and December 31, 2025, we had an aggregate principal balance of $2,774,965 and $2,904,357, respectively, related to the DE New Notes under the caption convertible notes payable – related party in our condensed consolidated balance sheets. During the six months ended June 30, 2026 and 2025, we did not repay any principal balance or make interest payments on the DE LLC Notes or DE New Notes.

We recorded interest expense of $55,918 for each of the three months ended June 30, 2026 and 2025 and $111,222 and $99,938 for the six months ended June 30, 2026 and 2025, respectively, related to the DE LLC Notes and the DE New Notes. As of June 30, 2026 and December 31, 2025 we had a balance in accrued interest – related parties of $599,276 and $488,054, respectively, on the Company’s condensed consolidated balance sheets related to the DE LLC Notes.

Mock Notes

During 2024, we issued three nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112. The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029, May 28, 2029 and December 30, 2029, respectively.

As of both June 30, 2026 and December 31, 2025, we had a principal balance of $983,112 related to the Mock Notes under the caption loans from related party in our condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, we did not repay any principal balance on the Mock Notes. During the six months ended June 30, 2026, we made interest payments in the amount of $49,156related to the Mock Notes. No interest payments were made during the six months ended June 30, 2025 related to the Mock Notes.

During the three and six months ended June 30, 2026 and 2025, we recorded interest expense of $24,578, and $49,156, respectively, related to the Mock Notes. During the six months ended June 30, 2026, we made interest payments in the amount of $49,156 related to the Mock Notes. As of June 30, 2026 and December 31, 2025, we had a balance in accrued interest – related parties of $188,728 on our condensed consolidated balance sheets related to the Mock Notes.

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

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment is due in full at the end of each bi-weekly billing cycle. During the six months ended June 30, 2026 and the year ended December 31, 2025, we did not use the BKU Commercial Card. During each of the three months ended June 30, 2026 and 2025, we made payments in the amount of $354,621, inclusive of $64,145 and $87,197, respectively, of interest related to the First BKU Term Loan. During each of the six months ended June 30, 2026 and 2025, we made payments in the amount of $709,241, inclusive of $132,770 and $177,919, respectively, of interest related to the First BKU Term Loan. During each of the three months ended June 30, 2026 and 2025, we made payments in the amount of $185,995, inclusive of $21,332 and $23,187, respectively, of interest related to the Second BKU Term Loan. During each of the six months ended June 30, 2026 and 2025, we made payments in amount of $371,991, inclusive of $45,158 and $67,937, respectively, of interest related to the Second BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the three months ended June 30, 2026 and 2025, we recorded interest expense and made payments of $6,900 and $7,667, respectively, an $13,678 and $15,217 for the six month ended June 30, 2026 and 2025, respectively, related to the BKU Line of Credit.

As of June 30, 2026, we had a balance of $1,890,056 classified as current liabilities and $2,016,967 classified as noncurrent liabilities, net of $51,880 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2025, we had a balance of $1,813,760 classified as current liabilities and $2,976,930 classified as noncurrent liabilities, net of $71,518 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of June 30, 2026 and December 31, 2025, we had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $7,012, for the three months ended June 30, 2026 and 2025, and $19,636 and $14,024 for the six months ended June 30, 2026 and 2025, respectively.

The BankUnited Credit Facility contains financial covenants tested semi-annually, on June 30th and December 31st , on a trailing twelve-month basis that require us to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires us to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000. As of June 30, 2026, we are in compliance with the debt covenants.

FVP Loan

On May 7, 2026, two of our wholly-owned subsidiaries, Shore Fire and The Door (collectively, the “Borrowers”), executed a Loan Agreement with certain Lenders and FVP Servicing, LLC (“FVP”), as agent for the Lenders providing for (i) a term loan in the amount of $2,000,000, (ii) a delayed draw term loan in the amount of $2,000,000 that, subject to certain conditions, will become available on November 7, 2026 and (ii) a second delayed draw term loan in the amount of $1,000,000 that, subject to certain conditions, will become available on May 7, 2027 (the “Loans”). The Loans bear and will bear interest at 12% per annum from the date they are made and will have a maturity date of May 7, 2029. We executed a guaranty in favor of FVP in connection with the Loans. In addition, the Borrowers entered into a security agreement pursuant to which they granted FVP and the Lenders a security interest in substantially all of their assets as collateral for the loan obligations and we entered into a pledge and security agreement granting FVP and the Lenders a security interest in the equity of the Borrowers. Proceeds from the Loans will be for general working capital purposes.

During the three and six months ended June 30, 2026, we drew $2,000,000 under the FVP loan facility (the “FVP Loan”), and incurred debt issuance, loan origination fees and debt service reserve of $813,472 recorded as net of the term loans, noncurrent portion on our condensed consolidated balance sheet.. As of June 30, 2026, we had an aggregate principal balance of $1,229,021 related to the FVP Loan, net of debt issuance costs, loan origination fees and debt service reserve. For the three and six months ended June 30, 2026, we amortized as interest expense on our consolidated statement of operations, debt origination costs, loan origination fees and interest in the amount of $42,493 against the amounts retained on the date of the FVP Loan.

The FVP loans facility contains financial covenants tested annually, starting on December 31, 2026, on a trailing twelve-month basis that require the Company to maintain a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the FVP credit facility contains a liquidity covenant that requires the Company to hold an unrestricted cash balance with daily minimum deposit balance of $500,000. As of June 30, 2026, we are in compliance with the debt covenant.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026, which have not been remediated as of the date of the filing of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 18, 2026, June 4, 2026 and August 11, 2026, the Company entered into three subscription agreements (the “Subscription Agreements”) with investors for three convertible promissory notes (each a “Note”) in the aggregate principal amount of $400,000 and received cash proceeds of $400,000. The Notes bear interest at a rate of 10% per annum. One of the Notes, with an aggregate principal amount of $200,000, matures five years from its issuance date and may be converted at $1.12 per share. One of the Notes with an aggregate principal amount of $100,000 matures four years from its issuance date and may be converted at $1.19 per share. One of the Notes with an aggregate principal amount of $100,000 matures four years from its issuance date and may be converted at $1.09 per share. The noteholders may convert the principal balance of the Notes and any accrued interest thereon at any time before the maturity date of the Notes into common stock of the Company (“Common Stock”). The Company used the proceeds of the issuances for working capital and general corporate purposes.

As previously disclosed, the Company issued one Note on January 27, 2025 with a maturity date of January 27, 2028 and a conversion price based on the average 30-day trailing trading price of the Company’s common stock. On August 10, 2026, the Company and the holder agreed to amend the Note (the “First Amendment”) to (i) extend the maturity date of the Promissory Note to July 27, 2028 and (ii) lower the conversion price to $1.00 per share. Per the terms of the First Amendment, the holder may convert the $100,000 outstanding principal balance of the Promissory Note and the accrued interest thereon into an amount of shares of the Company’s common stock equal to the quotient obtained by dividing (i) the principal and interest being converted by (ii) by $1.00.

The issuance and sale of the Notes, and any shares of common stock to be issued upon conversion thereof will be issued, by the Company in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the quarter ended June 30, 2026.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 12, 2026.

Dolphin Entertainment, Inc.

By:/s/William O’Dowd IV

Name: William O’Dowd IV

Chief Executive Officer

By: /s/ Mirta A. Nerini

Name: Mirta A Negrini

Chief Financial Officer

