Form 10-Q
period 2026-09-30
Dolphin Entertainment, Inc.
filed 2026-11-10
CIK 1282224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

———————

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of common stock outstanding was 13,033,831 as of November 6, 2026.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current
Cash and cash equivalents	$8,140,757	$8,756,585
Restricted cash	925,004	925,004
Accounts receivable:
Trade, net of allowance of $369,863 and $1,327,808, respectively	8,754,978	7,848,970
Other receivables	6,007,017	5,243,931
Other current assets	994,414	1,179,498
Total current assets	24,822,170	23,953,988

Capitalized production costs, net	532,908	520,338
Employee receivable	1,228,085	1,196,085
Right-of-use assets	2,084,146	3,012,941
Goodwill	21,507,944	21,507,944
Intangible assets, net	6,329,979	7,898,607
Property, equipment and leasehold improvements, net	316,813	50,961
Other long-term assets	189,151	189,296
Total Assets	$57,011,196	$58,330,160

(Continued)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Unaudited)

	September 30, 2026	December 31, 2025
LIABILITIES
Current
Accounts payable	$4,170,718	$3,096,715
Term loans, current portion	1,925,510	1,813,760
Revolving line of credit	400,000	400,000
Notes payable, current portion	3,000,000	3,500,000
Convertible notes payable, current portion	—	1,250,000
Accrued interest – related party	2,407,175	2,043,087
Accrued compensation – related party	2,625,000	2,625,000
Lease liabilities, current portion	1,278,772	1,912,482
Deferred revenue	302,466	794,177
Other current liabilities	12,771,867	11,096,820
Total current liabilities	28,881,508	28,532,041

Noncurrent
Term loans, noncurrent portion	2,819,421	2,976,930
Notes payable, noncurrent portion	5,270,000	4,580,000
Convertible notes payable	7,950,000	6,460,000
Convertible notes payable – related party	2,710,584	2,904,357
Convertible note payable at fair value	240,000	270,000
Loans from related party	983,112	983,112
Lease liabilities	1,201,380	1,469,386
Deferred tax liability	492,897	463,909
Total Liabilities	50,548,902	48,639,735
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred Stock, Series C, $0.001 par value, 50,000 shares authorized, 50,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	1,000	1,000
Common stock, $0.015 par value, 200,000,000 shares authorized, 13,033,831 and 12,221,432 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	195,508	183,321
Additional paid-in capital	159,636,281	158,809,301
Accumulated deficit	(153,370,495)	(149,303,197)
Total Stockholders’ Equity	6,462,294	9,690,425
Total Liabilities and Stockholders’ Equity	$57,011,196	$58,330,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$16,020,848	$14,796,309	$43,267,935	$41,053,549

Expenses:
Direct costs	861,875	643,931	2,674,851	1,730,516
Payroll and benefits	10,918,192	10,397,559	32,996,097	31,004,544
Selling, general and administrative	1,837,458	2,041,440	5,682,969	5,735,759
Depreciation and amortization	537,709	589,388	1,608,951	1,772,492
Acquisition cost	—	—	—	416,171
Legal and professional	1,042,066	815,695	2,649,012	1,916,351
Total expenses	15,197,300	14,488,013	45,611,880	42,575,833

Income (loss) from operations	823,548	308,296	(2,343,945)	(1,522,284)

Other (expenses) income, net:
Change in fair value of convertible note	10,000	(50,000)	30,000	20,000
Loss on extinguishment of debt	—	—	—	(835,324)
Interest income	2,714	4,164	16,333	21,443
Interest expense	(612,301)	(627,954)	(1,740,698)	(1,749,264)
Total other (expenses) income, net	(599,587)	(673,790)	(1,694,365)	(2,543,145)

Income (loss) before income taxes	223,961	(365,494)	(4,038,310)	(4,065,429)

Income tax benefit (expense)	6,316	—	(28,988)	(43,045)

Net income (loss)	$230,277	$(365,494)	$(4,067,298)	$(4,108,474)

Earnings (loss) per share:
Basic	$0.02	$(0.03)	$(0.32)	$(0.36)
Diluted	$0.02	$(0.03)	$(0.32)	$(0.36)

Weighted average number of shares outstanding:
Basic	13,029,555	11,770,195	12,737,967	11,370,007
Diluted	13,093,494	11,770,195	12,737,967	11,370,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

 DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,067,298)	$(4,108,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,608,951	1,772,492
Equity-based compensation	25,000	11,943
Allowance for credit losses	56,292	264,583
Change in fair value of convertible notes	(30,000)	(20,000)
Deferred income tax expense	28,988	43,045
Loss on extinguishment of debt	—	835,324
Impairment of deferred production cost	30,730	—
Amortization of debt premium	(193,773)	(15,374)
Debt origination costs amortization	28,870	21,035
Changes in operating assets and liabilities:
Accounts receivable, trade and other	(1,725,387)	(4,402,884)
Other current assets	185,083	(363,651)
Capitalized production costs	(43,300)	(45,454)
Other long-term assets and employee receivable	(31,855)	(111,942)
Deferred revenue	(491,711)	1,470,478
Accounts payable	1,074,003	1,212,222
Accrued interest – related party	364,088	237,826
Other current liabilities	1,679,215	608,533
Other noncurrent liabilities	—	(18,915)
Lease liability, operating leases	(173,053)	(60,931)
Lease liability, finance leases	81,387	65,961
Net cash used in operating activities	(1,593,770)	(2,604,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(106,176)	(1,117)
Net cash used in investing activities	(106,176)	(1,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	1,050,000	3,250,000
Proceeds from notes payable	190,000	800,000
Proceeds from term loans	1,280,000	—
Debt origination costs	(93,472)	—
Repayment of contingent consideration	—	(486,000)
Repayment of term loan	(1,261,157)	(1,264,280)
Proceeds from revolving line of credit	—	400,000
Repayment of revolving line of credit	—	(400,000)
Principal payments on finance leases	(81,253)	(65,860)
Net cash provided by financing activities	1,084,118	2,233,860

Net decrease in cash and cash equivalents and restricted cash	(615,828)	(371,440)
Cash and cash equivalents and restricted cash, beginning of period	9,681,589	9,128,846
Cash and cash equivalents and restricted cash, end of period	$9,065,761	$8,757,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$1,441,668	$1,374,901
Lease liabilities arising from obtaining right-of-use assets	$49,045	$73,577

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOWS INFORMATION:
Convertible notes payable and interest converted into shares of common stock	$814,467	$600,000
Issuance of shares of common stock related to Lincoln Park Capital Fund LLC agreement	$—	$281,403

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of cash flows that sum to the total of the same such amounts shown in the statements of cash flows:

	Nine Months Ended September 30,
	2026	2025

Cash and cash equivalents	$8,140,757	$7,832,402
Restricted cash	925,004	925,004
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$9,065,761	$8,757,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

For the three and nine months ended September 30, 2026

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2025	50,000	$1,000	12,221,432	$183,321	$158,809,301	$(149,303,197)	$9,690,425
Net loss for the three months ended March 31, 2026	—	—	—	—	—	(2,692,034)	(2,692,034)
Conversion of convertible notes payable	—	—	291,672	4,376	305,624	—	310,000
Balance March 31, 2026	50,000	$1,000	12,513,104	$187,697	$159,114,925	$(151,995,231)	$7,308,391
Net loss for the three months ended June 30, 2026	—	—	—	—	—	(1,605,542)	(1,605,542)
Conversion of convertible notes payable and interest	—	—	504,167	7,563	496,604	—	504,167
Equity-based compensation	—	—	8,280	124	12,376	—	12,500
Balance June 30, 2026	50,000	$1,000	13,025,551	$195,384	$159,623,905	$(153,600,773)	$6,219,516
Net income for the three months ended September 30, 2026	—	—	—	—	—	230,278	230,278
Equity-based compensation	—	—	8,280	124	12,376	—	12,500
Balance September 30, 2026	50,000	$1,000	13,033,831	$195,508	$159,636,281	$(153,370,495)	$6,462,294

For the three and nine months ended September 30, 2025

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2024	50,000	$1,000	11,162,026	$166,688	$157,692,132	$(146,214,429)	$11,645,391
Net loss for the three months ended March 31, 2025	—	—	—	—	—	(2,329,062)	(2,329,062)
Issuance of shares related to restricted stock units	—	—	6,093	91	(91)	—	—
Balance March 31, 2025	50,000	$1,000	11,168,119	$166,779	$157,692,041	$(148,543,491)	$9,316,329
Net loss for the three months ended June 30, 2025	—	—	—	—	—	(1,413,918)	(1,413,918)
Issuance of shares related to restricted stock units	—	—	1,330	20	(20)	—	—
Rounding related to reverse stock split	—	—	—	743	(743)	—	—
Balance June 30, 2025	50,000	1,000	11,169,449	$167,542	$157,691,278	$(149,957,409)	7,902,411
Net loss for the three months ended September 30, 2025	—	—	—	—	—	(365,494)	(365,494)
Issuance of shares to Lincoln Park Capital Fund, LLC	—	—	244,698	3,670	277,733	—	281,403
Conversion of convertible notes payable	—	—	555,605	8,334	591,666	—	600,000
Equity-based compensation	—	—	12,670	190	11,753	—	11,943
Balance September 30, 2025	50,000	$1,000	11,982,422	$179,736	$158,572,430	$(150,322,903)	$8,430,263

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Dolphin, and all of its wholly owned subsidiaries, comprising Dolphin Films, Inc. (“Dolphin Films”), Dolphin SB Productions LLC, Dolphin Max Steel Holdings, LLC, Dolphin JB Believe Financing, LLC, Dolphin JOAT Productions, LLC, 42West, The Door, Shore Fire, The Digital Dept., Special Projects and Elle. The accounts of Always Alpha Sports Management, LLC (“Always Alpha”) are also included as of and for the three and nine months ended September 30, 2025. Always Alpha was subsequently sold on November 14, 2025. All significant intercompany balances and transactions have been eliminated in consolidation. The Company applies the equity method of accounting for its investments in entities for which it does not have a controlling financial interest, but over which it has the ability to exert significant influence.

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, and its results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The most significant estimates made by management in the preparation of the financial statements relate to the estimates in assumptions used to calculate the fair value of certain liabilities and impairment assessments for investment in capitalized production costs, goodwill and long-lived assets. Actual results could differ materially from such estimates.

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

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the nine months ended September 30, 2026, the Company entered into an agreement with YB Aircraft Productions Inc. (“YB”) to acquire the licensing rights to distribute the Youngblood movie worldwide, with the exception of Canada, and agreed to pay YB a guaranteed, non-refundable advance of $700,000, payable in two equal installments of $350,000 each, on August 31, 2026 and February 28, 2027. The $700,000 advance to YB was recorded in direct costs in our condensed consolidated statement of operations for the nine months ended September 30, 2026. The Company also entered into a distribution agreement with Well Go USA, Inc. (“Well Go”) to distribute the film across all media in the United States. The agreement provides for a $450,000 guaranteed, non-refundable advance against the revenues from the distribution of Youngblood upon delivery of the film to Well Go. The film was released in theaters on March 6, 2026 and the Company recorded revenues of $450,000 and received cash in the amount of $450,000 from the minimum guaranteed advance for the nine months ended September 30, 2026.

During the nine months ended September 30, 2025, the Company recognized $92,033 of revenue in its CPD segment related to sales of its motion picture Believe released in 2013.

The revenues recorded by the EPM and CPD segments are detailed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Entertainment publicity and marketing	$16,017,213	$14,796,309	$42,808,608	$40,961,516
Content production	3,635	—	459,327	92,033
Total Revenues	$16,020,848	$14,796,309	$43,267,935	$41,053,549

Contract Balances

The balances of our contract asset and liability balances from contracts with customers as of September 30, 2026 and December 31, 2025 were as follows:

	Accounts Receivable	Other Receivables	Contract Assets	Contract Liabilities
Balance at December 31, 2025	$7,848,970	$5,243,931	$113,176	$794,177
Balance at September 30, 2026	$8,754,978	$6,007,017	$363,866	$302,466

Contract assets are comprised of services provided for which consideration has not been received and are transferred to accounts receivable when the right to payment becomes unconditional. Contract assets are presented within other current assets in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

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

Revenues for the three and nine months ended September 30, 2026 and 2025 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Amounts included in the beginning of year contract liability balance	$36,000	$—	$765,919	$341,153

The Company’s unsatisfied performance obligations are for contracts that have an original expected duration of one year or less and, as such, the Company is not required to disclose the remaining performance obligation.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

Goodwill

As of September 30, 2026, the Company had a balance of $21,507,944 of goodwill on its condensed consolidated balance sheet resulting from its acquisitions of 42West, The Door, Special Projects, Shore Fire and Elle. All the Company’s goodwill is related to the entertainment, publicity and marketing segment.

The Company evaluates goodwill in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, (3) significant decline in market capitalization or (4) an adverse action or assessment by a regulator. There were no triggering events noted during the three and nine months ended September 30, 2026 and 2025, that would require the Company to reassess goodwill for impairment outside its annual impairment test.

Intangible Assets

Finite-lived intangible assets consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$17,592,387	$12,168,155	$5,424,232	$17,592,387	$10,997,027	$6,595,360
Trademarks and trade names	5,128,583	4,222,836	905,747	5,128,583	3,825,336	1,303,247
Non-compete agreements	690,000	690,000	—	690,000	690,000	—
	$23,410,970	$17,080,991	$6,329,979	$23,410,970	$15,512,363	$7,898,607

Amortization expense associated with the Company’s intangible assets was $522,876 and $574,242 for the three months ended September 30, 2026 and 2025, and $1,568,628 and $1722,726 for the nine months ended September 30, 2026 and 2025.

Amortization expense related to intangible assets for the next five years is as follows:

2026	$522,876
2027	1,406,262
2028	1,064,106
2029	906,886
2030	727,096
Thereafter	1,702,753
Total	$6,329,979

As of September 30, 2026, the Company’s weighted average amortization period on its customer relationships and trademarks and tradenames is 7.40 years and 2.86 years, respectively.

NOTE 4 — OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued funding under Max Steel marketing agreement	$620,000	$620,000
Accrued producer guarantee fee for Youngblood	360,306	—
Accrued audit, legal and other professional fees	404,766	407,826
Accrued commissions	1,199,546	897,594
Accrued bonuses	898,114	1,490,042
Talent liability	6,007,017	5,243,931
Accumulated customer deposits	1,984,636	1,144,898
Other	1,297,482	1,292,529
Other current liabilities	$12,771,867	$11,096,820

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 — DEBT

Total debt of the Company was as follows as of September 30, 2026 and December 31, 2025:

Debt Type	September 30,	December 31,
	2026	2025
Convertible notes payable	$7,950,000	$7,710,000
Convertible note payable - fair value option	240,000	270,000
Non-convertible promissory notes	5,270,000	5,080,000
Non-convertible promissory notes – Socialyte	3,000,000	3,000,000
Convertible notes from related party	2,710,584	2,904,357
Loans from related party	983,112	983,112
Revolving line of credit	400,000	400,000
First BKU Term loan	2,608,154	3,481,182
Second BKU Term loan	886,482	1,381,026
FVP Loan	2,000,000	—
Interest reserve	(519,306)	—
Debt issuance costs	(230,399)	(71,518)
Total debt	$25,298,627	$25,138,159
Less current portion of debt	(5,325,510)	(6,963,761)
Noncurrent portion of debt	$19,973,117	$18,174,428

The table below details the maturity dates of the principal amounts for the Company’s debt as of September 30, 2026:

Debt Type	Maturity Date	2026		2027	2028	2029	2030	Thereafter
Convertible notes payable	Between January 2028 and January 2032	$—		$—	$400,000	$675,000	$3,075,000	$4,300,000
Nonconvertible promissory notes	Ranging between February 2028 and November 2030	—		—	2,665,000	1,315,000	1,290,000	—
Nonconvertible unsecured promissory note – Socialyte	September 2023 (A)	3,000,000	(A)	—	—	—	—	—
Revolving line of credit	October 2026 (B)	—		400,000	—	—	—	—
First BKU Term Loan	September 2028	303,279		1,276,631	1,028,244	—	—	—
Second BKU Term Loan	December 2027	170,957		715,525	—	—	—	—
FVP Loan	May 2029	—		50,000	600,000	1,350,000	—	—
Convertible notes form related party	October 2029 through June 2032	—		—	—	1,135,000	—	1,107,873
Loans from related party	January 2029 through December 2029	—		—	—	983,112	—	—
		$3,474,236		$2,442,156	$4,693,244	$5,458,112	$4,365,000	$5,407,873

(A)	As discussed below, The Socialyte Purchase Agreement (as defined below) allows the Company to offset a working capital deficit against the Socialyte Promissory Note (as defined below). As such, the Company deferred the installment payments until the final post-closing working capital adjustment is agreed upon with the seller of Socialyte.

(B)	As discussed below, On October 2, 2026, the revolving line of credit with Bank United was extended until September 29, 2029.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Notes Payable

As of September 30, 2026, the Company had thirty-three convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the fifth anniversary of their respective issuances.

The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Notes balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
100,000	90-day average closing market price of our common stock	$1.10
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
50,000	Fixed conversion price	$1.01
1,650,000	Fixed conversion price	$1.07
125,000	Fixed conversion price	$1.03
500,000	Fixed conversion price	$1.43
100,000	Fixed conversion price	$1.16
200,000	Fixed conversion price	$1.04
350,000	Fixed conversion price	$1.28
100,000	Fixed conversion price	$1.32
100,000	Fixed conversion price	$1.67
50,000	Fixed conversion price	$1.60
100,000	Fixed conversion price	$1.25
200,000	Fixed conversion price	$1.12
100,000	Fixed conversion price	$1.09
100,000	Fixed conversion price	$1.00
100,000	Fixed conversion price	$1.19
$7,950,000

As of September 30, 2026, all of the principal balance amounting to $7,950,000 related to the convertible notes payable was recorded in noncurrent liabilities on the Company’s condensed consolidated balance sheet under the caption convertible notes payable. As of December 31, 2025, the principal balance of $1,250,000 and $6,460,000 related to the convertible notes payable was recorded in current and noncurrent liabilities, respectively, on the Company’s condensed consolidated balance sheet under the caption convertible notes payable.

During the nine months ended September 30, 2026, four holders of five convertible notes payable with an aggregate principal balance of $810,000 converted the full principal amount of each of the convertible promissory notes payable into an aggregate of 795,839 shares of the Company’s common stock, pursuant to the provisions of their respective convertible notes payable.

During the nine months ended September 30, 2026, the Company entered into seven subscription agreements (the “Subscription Agreements”) with seven investors for seven convertible promissory notes (each a “Note”) in the aggregate principal amount of $1,050,000 and received cash proceeds of $1,050,000. The Notes bear interest at 10% per annum and each Note matures on either the fourth or fifth anniversary of their respective issuance dates. The principal balance and any accrued interest thereon of six of the Notes with an aggregate principal balance of $950,000 may be fully or partially converted by the noteholders at any time before the maturity date into shares of the Company’s common stock at a purchase price ranging between $1.09 and $1.60 per share. One of the noteholders may convert all or part of the principal balance of the Note with a principal balance of $100,000 and any accrued interest thereon into shares of the Company’s common stock at a purchase price based on the 90-day trailing trading average of the Company’s common stock but not below $1.10 per share.

On August 10, 2026, the Company entered into an amendment with a noteholder to extend the maturity date from January 27, 2028 to July 27, 2028, and fixed the conversion price at $1.00 per share from a 90-day trailing trading average with a minimum conversion price of $1.01. On September 30, 2026, the Company entered into agreements with two noteholders to amend the convertible notes and extended the maturity dates of these convertible notes to June 2031 through January 2032. The principal balance of these convertible notes was $3,600,000. The remaining terms of the existing agreement remain unchanged.

The Company recorded interest expense related to these convertible notes payable of $195,333 and $179,028 during the three months ended September 30, 2026 and 2025, respectively, and $574,803 and $480,279, during the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company made cash interest payments amounting to $573,442 and $457,612, respectively, during the nine months ended September 30, 2026 and 2025, related to the convertible notes payable.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible Note Payable at Fair Value

The Company has one convertible note payable outstanding with a principal amount of $500,000 as of September 30, 2026, for which it elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, the Company records the fair value of the convertible note payable with any changes in the fair value recorded in the condensed consolidated statements of operations.

The Company had a balance of $240,000 and $270,000 in noncurrent liabilities as of September 30, 2026 and December 31, 2025, respectively, on its condensed consolidated balance sheets related to the convertible note payable measured at fair value. See Note 7 – Fair Value Measurements for further discussion on the valuation of this convertible note payable.

The Company recorded a gain in fair value of $10,000 and a loss in fair value of $50,000 for the three months ended September 30, 2026 and 2025, respectively, and a gain of $30,000 and $20,000 for the nine months ended September 30, 2026 and 2025 on its condensed consolidated statements of operations related to this convertible note payable at fair value.

The convertible note payable at fair value bears interest at a rate of 8% per annum. The Company recorded interest expense related to this convertible note payable at fair value of $9,863 for each of the three months ended September 30, 2026 and 2025 and $29,589 for each of the nine months ended September 30, 2026 and 2025. In addition, the Company made cash interest payments amounting to $29,589 for both the nine months ended September 30, 2026 and 2025, related to the convertible note payable at fair value.

Nonconvertible Promissory Notes

As of September 30, 2026, the Company had fourteen outstanding unsecured nonconvertible promissory notes in the aggregate amount of $5,270,000, which bear interest at a rate of 10% per annum and mature between November 2026 and October 2030.

As of September 30, 2026 and December 31, 2025, the Company had a balance of $0 and $500,000, respectively, recorded as current liabilities and $5,270,000 and $4,580,000, respectively, in noncurrent liabilities on its condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

The Company recorded interest expense related to these nonconvertible promissory notes of $128,538 and $112,625 for the three months ended September 30, 2026 and 2025, respectively, and $382,538 and $316,375 for the nine months ended September 30, 2026 and 2025, respectively. The Company made interest payments of $379,778 and $309,917 during the nine months ended September 30, 2026 and 2025, respectively, related to the nonconvertible promissory notes.

On November 5, 2026, the Company and one of its nonconvertible promissory noteholders agreed to extend the maturity dates of three nonconvertible promissory notes, with an aggregate principal balance of $1,250,000, for three years from their current maturity dates. The nonconvertible promissory notes now mature between November 22, 2029 and November 5, 2030. All other terms of the nonconvertible promissory notes remain the same.

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

The Company recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended September 30, 2026 and 2025, and $90,000 for the nine months ended September 30, 2026 and 2025. No interest payments were made during the three or nine months ended September 30, 2026 and 2025, related to the Socialyte Promissory Note.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

BankUnited Term Loans

On September 29, 2023, the Company entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”) in which an existing term loan with BankProv was repaid (the “Refinancing Transaction”). The BankUnited Loan Agreement includes: (i) $5,800,000 secured term loan (“First BKU Term Loan”), (ii) and $750,000 of a secured revolving line of credit (“BKU Line of Credit”) and (iii) $400,000 Commercial Card (“BKU Commercial Card”). The First BKU Term Loan carries a 1.0% origination fee and matures in September 2028, the BKU Line of Credit carries an initial origination fee of 0.5% and a 0.25% fee on each annual anniversary and has an initial maturity date of October 2, 2026; the BKU Commercial Card does not have any initial or annual fee and matured in September 2026. The First BKU Term Loan has a declining prepayment penalty equal to 5% in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five of the outstanding balance. The BKU Line of Credit and BKU Commercial Card can be repaid without any prepayment penalty.

On October 2, 2026, Bank United and the Company agreed to extend the maturity date of the BKU Line of Credit until September 29, 2029. All other significant terms of the agreement remained unchanged.

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

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment was due in full at the end of each bi-weekly billing cycle. During the nine months ended September 30, 2026 and the year ended December 31, 2025, the Company did not use the BKU Commercial Card which matured in September of 2026 and was not renewed. During each of the three months ended September 30, 2026 and 2025, the Company made payments in the amount of $354,621, inclusive of $58,064 and $81,596, respectively, of interest related to the First BKU Term Loan. During each of the nine months ended September 30, 2026 and 2025, the Company made payments in the amount of $1,063,862, inclusive of $190,834 and $324,015, respectively, of interest related to the First BKU Term Loan. During each of the three months ended September 30, 2026 and 2025, the Company made payments in the amount of $185,995, inclusive of $18,284 and $30,115, respectively, of interest related to the Second BKU Term Loan. During each of the nine months ended September 30, 2026 and 2025, the Company made payments in amount of $557,986, inclusive of $63,442 and $98,052, respectively, of interest related to the Second BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the three months ended September 30, 2026 and 2025, the Company recorded interest expense and made payments of $6,900 and $5,000, respectively, and $20,578 and $20,217 for the nine months ended September 30, 2026 and 2025, respectively, related to the BKU Line of Credit.

As of September 30, 2026, the Company had a balance of $1,925,510 classified as current liabilities and $1,521,451 classified as noncurrent liabilities, net of $47,676 of debt issuance costs, in its condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2025, the Company had a balance of $1,813,760 classified as current liabilities and $2,976,930 classified as noncurrent liabilities, net of $71,518 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of September 30, 2026 and December 31, 2025, the Company had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in the condensed consolidated statements of operations and amounted to approximately $7,012 for the three months ended September 30, 2026 and 2025, and $26,648 and $21,035 for the nine months ended September 30, 2026 and 2025, respectively.

The Bank United Credit Facility contains financial covenants tested semi-annually, starting on June 30, 2024, on a trailing twelve-month basis that require the Company to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires the Company to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000. As of September 30, 2026, the Company is in compliance with the debt covenants.

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

During the nine months ended September 30, 2026, the Company drew $2,000,000 under the FVP loan facility (the “FVP Loan”), and incurred debt issuance, loan origination fees and debt service reserve of $813,472 recorded as net of the term loans, noncurrent portion on the condensed consolidated balance sheet. As of September 30, 2026, the Company had an aggregate principal balance of $1,297,970 related to the FVP Loan, net of debt issuance costs, loan origination fees and debt service reserve. For the three and nine months ended September 30, 2026, the Company amortized as interest expense on its consolidated statement of operations, debt origination costs, loan origination fees and interest in the amount of $66,449 and $100,694, respectively, against the amounts retained on the date of the FVP Loan.

On November 7, 2026, the first delayed draw term loan in the amount of $2,000,000 became available and on November 7, 2026, the Company drew $2,000,000 from such loan.

The FVP loans facility contains financial covenants tested annually, starting on December 31, 2026, on a trailing twelve-month basis that require the Company to maintain a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, FVP credit facility contains a liquidity covenant that requires the Company to hold an unrestricted cash balance with daily minimum deposit balance of $500,000. As of September 30, 2026, the Company is in compliance with the debt covenant.

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

On May 12, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with DE LLC, pursuant to which, the Company and DE LLC agreed to exchange the three DE LLC Notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “DE New Notes”) in the same principal amounts. As consideration for the exchange, the Company and DE LLC agreed to extend the maturity dates on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The DE New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the DE New Notes and any accrued interest thereon at any time before the maturity date of the DE New Notes into the Company’s common stock at a conversion price of $1.00 per share. The Company accounted for this exchange as an extinguishment of debt and recorded the difference between the carrying value of the DE LLC Notes and the fair value of the DE New Notes of approximately $0.8 million as a loss from extinguishment of debt in our condensed consolidated statements of operations for the nine months ended September 30, 2025. On September 30, 2026, the Company entered into an amendment with DE LLC, that extended the maturity date of one of the DE New Notes with a principal balance of $1,107,873, from June 30, 2027 to June 30, 2032. All other terms of the DE New Note remained the same.

As of September 30, 2026 and December 31, 2025, the Company had an aggregate principal balance of $2,710,584 and $2,904,357, respectively, related to the DE New Notes under the caption, convertible notes payable – related party, in the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2026 and 2025, the Company did not repay any principal balance or make interest payments on the DE LLC Notes or DE New Notes.

The Company recorded interest expense of $56,533 for the three months ended September 30, 2026 and 2025, and $167,755 for the nine months ended September 30, 2026 and 2025. related to the DE LLC Notes and the DE New Notes. As of September 30, 2026 and December 31, 2025 we had a balance in accrued interest – related party of $655,809 and $488,054, respectively, on the Company’s condensed consolidated balance sheets related to the DE LLC Notes.

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

As of both September 30, 2026 and December 31, 2025, we had a principal balance of $983,112 related to the Mock Notes under the caption loans from related party, in the Company’s condensed consolidated balance sheets. For the nine months ended September 30, 2026 and 2025, the Company did not repay any principal balance on the Mock Notes. During the nine months ended September 30, 2026 the Company made interest payments of $73,733. No interest payments related to the Mock Notes were made during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2026 and 2025, the Company recorded interest expense of $24,578 and $73,733, respectively, related to the Mock Notes. As of September 30, 2026 and December 31, 2025, we had a balance in accrued interest – related party of $188,728 on our condensed consolidated balance sheets related to the Mock Notes.

NOTE 7 — FAIR VALUE MEASUREMENTS

The Company’s non-financial assets measured at fair value on a nonrecurring basis include goodwill and intangible assets. The Company has a financial asset which is measured at fair value on a recurring basis. The determination of our intangible fair values and convertible note at fair value includes several assumptions and inputs (Level 3) that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. All other financial assets and liabilities are carried at amortized cost.

The Company’s cash balances are representative of their fair values, as these balances are comprised of deposits available on demand. The carrying amounts of accounts receivable, notes receivable, prepaid and other current assets, accounts payable and other non-current liabilities approximate their fair values because of the short turnover of these instruments.

Financial Disclosures about Fair Value of Financial Instruments

The tables below set forth information related to the Company’s condensed consolidated financial instruments:

	Level in	September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	1	$8,140,757	$8,140,757	$8,756,585	$8,756,585
Restricted cash	1	925,004	925,004	925,004	925,004

Liabilities:
Convertible notes payable	3	$7,950,000	$7,139,000	$7,710,000	$8,224,000
Convertible note payable at fair value	3	240,000	240,000	270,000	270,000
Convertible notes – related party	3	2,710,584	2,661,000	2,904,357	3,458,000

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Convertible notes payable

As of September 30, 2026, the Company has thirty-three outstanding convertible notes payable with an aggregate principal amount of $7,950,000 and three outstanding convertible notes-related party with a carrying amount of $2,710,584. See Note 5 for further information on the terms of these convertible notes and Note 6 for further information on terms of convertible notes with a related party.

		September 30, 2026		December 31, 2025
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

10% convertible notes due in May 2026	3	$—	$—	$500,000	$602,000
10% convertible notes due in October 2031	3	300,000	300,000	300,000	291,000
10% convertible notes due in November 2031	3	300,000	298,000	300,000	291,000
10% convertible notes due in December 2031	3	150,000	149,000	150,000	146,000
10% convertible notes due in January 2032	3	300,000	295,000	300,000	290,000
10% convertible note due in April 2027	3	—	—	100,000	122,000
10% convertible notes due in June 2031	3	150,000	143,000	150,000	143,000
10% convertible notes due in August 2031	3	2,000,000	1,879,000	2,000,000	1,869,000
10% convertible notes due in September 2031	3	400,000	373,000	400,000	372,000
10% convertible notes due in July 2028	3	100,000	97,000	100,000	99,000
10% convertible notes due in July 2028	3	100,000	76,000	100,000	112,000
10% convertible notes due in October 2028	3	100,000	71,000	100,000	100,000
10% convertible notes due in December 2028	3	100,000	68,000	100,000	100,000
10% convertible note due in March 2029	3	50,000	43,000	50,000	65,000
10% convertible note due in April 2029	3	175,000	144,000	175,000	221,000
10% convertible note due in May 2029	3	100,000	83,000	100,000	126,000
10% convertible note due in June 2029	3	—	—	110,000	139,000
10% convertible note due in July 2029	3	350,000	260,000	350,000	394,000
10% convertible notes due in January 2030	3	50,000	38,000	—	—
10% convertible notes due in February 2030	3	425,000	361,000	425,000	553,000
10% convertible notes due in June 2030	3	100,000	78,000	—	—
10% convertible notes due in August 2030	3	1,800,000	1,374,000	1,800,000	2,075,000
10% convertible notes due in September 2030	3	200,000	159,000	100,000	114,000
10% convertible notes due in May 2031	3	700,000	616,000	—	—
10% convertible note with related party due in June 2032	3	1,201,877	1,390,000	1,302,795	2,007,000
10% convertible note with related party due in October 2029	3	1,327,678	854,000	1,409,495	1,286,000
10% convertible note with related party due in December 2029	3	181,029	114,000	192,067	165,000
		$10,660,584	$9,263,000	$10,614,357	$11,682,000

The estimated fair value of the convertible notes was computed using a Monte Carlo Simulation, using the following assumptions:

Fair Value Assumption – Convertible Debt	September 30, 2026	December 31, 2025
Stock Price	$1.06	$1.56
Minimum Conversion Price	$1.00 – 5.00	$1.00 – 5.00
Annual Asset Volatility Estimate	55.0%	65.0%
Risk Free Discount Rate (based on U.S. government treasury obligation with a term similar to that of the convertible note)	4.02% – 5.07%	3.47% –3.71%

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Option (“FVO”) Election – Convertible note payable

Convertible note payable, at fair value

As of September 30, 2026, the Company had one outstanding convertible note payable with a face value of $500,000 (the “March 4th Note”), which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value adjustment is presented as a single line item within other (expenses) income in the accompanying condensed consolidated statements of operations under the caption “Change in fair value of convertible note.”

The March 4th Note is measured at fair value and categorized within Level 3 of the fair value hierarchy. The following is a reconciliation of the fair values from December 31, 2025 to September 30, 2026:

March 4th Note
Fair value as of December 31, 2025	$270,000
Gain on change of fair value reported in the condensed consolidated statements of operations	(30,000)
Fair value as September 30, 2026	$240,000

The estimated fair value of the March 4th Note as of September 30, 2026 and December 31, 2025, was computed using a Black-Scholes simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate of return, using the following assumptions:

	September 30, 2026	December 31, 2025
Face value principal payable	$500,000	$500,000
Original conversion price	$7.82	$7.82
Value of common stock	$1.06	$1.56
Expected term (years)	3.43	4.18
Volatility	60%	75%
Risk free rate	5.02%	3.66%

NOTE 8—EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income (loss)	$230,277	$(365,494)	$(4,067,298)	$(4,108,474)
Net income attributable to participating securities	1,996	—	—	—
Net income (loss) attributable to Dolphin Entertainment common stock shareholders and numerator for basic earnings (loss) per share	$228,281	$(365,494)	$(4,067,298)	$(4,108,474)
Change in fair value of convertible note	(10,000)	—	—	—
Interest expense	9,863	—	—	—
Numerator for diluted earnings (loss) per share	$228,144	$(365,494)	$(4,067,298)	$(4,108,474)

Denominator
Denominator for basic EPS - weighted-average shares	13,029,555	11,770,195	12,737,967	11,370,007
Effect of dilutive securities:
Convertible note payable at fair value	63,939	—	—	—
Denominator for diluted EPS - adjusted weighted-average shares	13,093,494	11,770,195	12,737,967	11,370,007

Basic earnings (loss) per share	$0.02	$(0.03)	$(0.32)	$(0.36)
Diluted earnings (loss) per share	$0.02	$(0.03)	$(0.32)	$(0.36)

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Basic earnings (loss) per share is computed by dividing income or loss attributable to the shareholders of common stock (the numerator) by the weighted-average number of shares of common stock outstanding (the denominator) for the period. Diluted earnings (loss) per share assume that any dilutive equity instruments, such as convertible notes payable and warrants were exercised and outstanding common stock adjusted accordingly, if their effect is dilutive.

The Company’s convertible note payable at fair value, the warrant and the Series C preferred stock have clauses that entitle the holder to participate if dividends are declared to the common stockholders as if the instruments had been converted into shares of common stock. As such, the Company uses the two-class method to compute earnings per share and attribute a portion of the Company’s net income to these participating securities. For the three months ended September 30, 2026, the Company attributed $1,996 of the Company’s net income to these participating securities and reduced the net income available to common shareholders by that amount when calculating earnings per share. For the nine months ended September 30, 2026 and three and nine months ended September 30, 2025, the Company had net losses and as such the two-class method is not presented since the participating securities do not participate in losses.

For the three and nine months ended September 30, 2026, potentially dilutive instruments including 6,997,097 shares and 6,724,484 shares, respectively, of common stock issuable upon conversion of convertible notes outstanding were not included in the diluted loss per share as inclusion was considered to be antidilutive.

For the three and nine months ended September 30, 2025, potentially dilutive instruments including 6,724,484 shares and 5,509,106 shares, respectively, of common stock upon conversion of convertible notes outstanding and 10,000 shares of common stock issuable upon exercise of the Series I Warrant were not included in the diluted loss per share as inclusion was considered to be antidilutive.

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

As of September 30, 2026 and December 31, 2025, the Company had accrued $2,625,000 of compensation as accrued compensation and has balances of $1,562,641 and $1,366,305, respectively, in accrued interest – related party in current liabilities on its condensed consolidated balance sheets, related to the CEO’s employment agreement. Amounts owed under this arrangement are payable on demand.

The Company recorded interest expense related to the accrued compensation in the condensed consolidated statements of operations amounting to $66,164 for the three months ended September 30, 2026 and 2025, and $196,336 for the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, the Company did not make cash compensation or interest payments in connection with the accrued compensation to the CEO.

On May 13, 2025, the Company entered into a one-year consulting agreement with Hilarie Bass, a director, with an effective date of January 1, 2025, pursuant to which Ms. Bass will provide commercial litigation advice and litigation consulting services to the Company. As compensation for these services the Company will pay Ms. Bass $100,000 payable in four quarterly installments of $25,000 each. On April 29, 2026, the Company and Ms. Bass agreed to extend this agreement pursuant to its terms for a one-year period and it will renew automatically annually, unless one of the parties provides written notice of non-renewal prior to the end of the then-current period. The Company made payments in the amount of $25,000 during the three months ended September 30, 2026 and 2025, and $75,000 during the nine months ended September 30, 2026 and 2025, respectively, related to this consulting agreement with Ms. Bass.

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

Three Months Ended September 30, 2026
	EPM	CPD	Total
Segment revenue	$16,017,213	$3,635	$16,020,848
Segment expenses:
Segment direct costs	852,892	8,983	861,875
Segment payroll and benefits	10,282,742	635,450	10,918,192
Segment selling, general and administrative (1)	1,588,016	364,951	1,952,967
Segment legal and professional	642,385	399,681	1,042,066
Adjusted income (loss) from operations	$2,651,178	$(1,405,430)	$1,245,748

Reconciliation to consolidated loss from operations:

Bad debt recovery	—	—	115,509
Depreciation and amortization	—	—	(537,709)
Income from operations	$—	$—	$823,548

(1) Excludes bad debt expense

Nine Months Ended September 30, 2026
	EPM	CPD	Total
Segment revenue	$42,808,608	$459,327	$43,267,935
Segment expenses:
Segment direct costs	1,910,075	764,776	2,674,851
Segment payroll and benefits	30,970,055	2,026,042	32,996,097
Segment selling, general and administrative (1)	4,695,161	931,516	5,626,677
Segment legal and professional	1,810,358	838,654	2,649,012
Adjusted income (loss) from operations	$3,422,959	$(4,101,661)	$(678,702)

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	(56,292)
Depreciation and amortization	—	—	(1,608,951)
Loss from operations	$—	$—	$(2,343,945)

(1) Excludes bad debt expense

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three months ended September 30, 2025
	EPM	CPD	Total
Segment revenue	$14,796,309	$—	$14,796,309
Significant expenses:
Segment direct costs	643,931	—	643,931
Segment payroll and benefits	10,014,011	383,548	10,397,559
Segment selling, general and administrative (1)	1,545,847	380,171	1,926,018
Segment legal and professional	483,423	332,272	815,695
Adjusted income (loss) from operations	$2,109,097	$(1,095,991)	$1,013,106

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	(115,422)
Depreciation and amortization	—	—	(589,388)
Income from operations	$—	$—	$308,296

(1)	Excludes bad debt expense

Nine months ended September 30, 2025
	EPM	CPD	Total
Segment revenue	$40,961,516	$92,033	$41,053,549
Significant expenses:
Segment direct costs	1,726,670	3,846	1,730,516
Segment payroll and benefits	29,963,633	1,040,911	31,004,544
Segment selling, general and administrative (1)	4,306,776	1,134,716	5,441,492
Segment legal and professional	1,436,194	480,157	1,916,351
Adjusted income (loss) from operations	$3,528,243	$(2,567,597)	$960,646

Reconciliation to consolidated loss from operations:

Bad debt expense	—	—	(264,583)
Acquisition cost	—	—	(416,171)
State and local tax payments			(29,684)
Depreciation and amortization	—	—	(1,772,492)
Loss from operations	$—	$—	$(1,522,284)

(1)	Excludes bad debt expense

The CODM does not review assets on a segment basis. In connection with the acquisitions of its wholly owned subsidiaries, as of September 30, 2026 the Company had assigned $6,329,979 of intangible assets, net of accumulated amortization of $17,080,991, and goodwill of $21,507,944, net of impairments, to the EPM segment.

During the three and nine months ended September 30, 2026 and 2025, there were no triggering events noted that would require the Company to reassess goodwill impairment outside of its regular annual impairment test.

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11 — LEASES

The Company and its subsidiaries are party to various office leases with terms expiring at different dates through June 2033. The amortizable life of the right-of-use asset is limited by the expected lease term. Although certain leases include options to extend, the Company did not include these in the right-of-use asset or lease liability calculations because it is not reasonably certain that the options will be executed.

	September 30,	December 31,
Operating Leases	2026	2025
Assets
Right-of-use assets	$1,978,782	$2,884,619

Liabilities
Current
Lease liabilities	$1,219,758	$1,829,814

Noncurrent
Lease liabilities	$1,152,242	$1,421,061

Total lease liabilities	$2,372,000	$3,250,875

	September 30,	December 31,
Finance Leases	2026	2025
Assets
Right-of-use assets	$105,364	$128,322

Liabilities
Current
Lease liabilities	$59,014	$82,668

Noncurrent
Lease liabilities	$49,138	$48,325

Total lease liabilities	$108,152	$130,993

The tables below show the lease income and expenses recorded in the condensed consolidated statements of operations incurred during the three and nine months ended September 30, 2026 and 2025 for operating and financing leases, respectively.

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	Classification	2026	2025	2026	2025
Operating lease costs	Selling, general and administrative expenses	$554,226	$580,969	$1,633,659	$1,621,189
Sublease income	Selling, general and administrative expenses	—	—	—	(12,665)
Net operating lease costs		$554,226	$580,969	$1,633,659	$1,608,524

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	Classification	2026	2025	2026	2025
Amortization of right-of-use assets	Selling, general and administrative expenses	$18,769	$15,087	$71,594	$60,774
Interest on lease liability	Selling, general and administrative expenses	1,865	1,661	6,111	7,387
Net finance lease costs		$20,634	$16,748	$77,705	$68,161

DOLPHIN ENTERTAINMENT, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lease Payments

For the nine months ended September 30, 2026 and 2025, the Company made payments in cash related to its operating leases in the amounts of $1,647,080 and $1,643,296, respectively.

Future minimum lease payments for leases for the remainder of 2026 and thereafter, were as follows:

Year	Operating Leases	Finance Leases
2026	$470,034	$19,414
2027	1,051,777	58,199
2028	256,622	32,138
2029	255,469	6,280
2030	260,025	—
Thereafter	456,081	—
Total	$2,750,008	$116,031
Less: Imputed interest	(378,008)	(7,879)
Present value of lease liabilities	$2,372,000	$108,152

As of September 30, 2026, the Company’s weighted average remaining lease term on its operating and finance leases is 3.8 years and 2.16 years, respectively, and the Company’s weighted average discount rate is 8.81% and 7.71% related to its operating and finance leases, respectively.

NOTE 12— COMMITMENTS AND CONTINGENCIES

Litigation

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against NSL Ventures (“NSL”) the Socialyte seller, and its principals alleging that the defendants breached the Socialyte Purchase Agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. On September 16, 2024, Defendants answered the Complaint with a general denial and affirmative defenses. Also on September 16, 2024, defendant NSL also filed a Cross-complaint against the Company and Social Midco, LLC, alleging a single cause of action for breach of contract. The Company and Social Midco answered the Cross-complaint on October 1, 2024. As the case has progressed, the court appointed an independent accountant to adjudicate certain accounting issues relevant to the case. That independent accountant’s work is ongoing. In April 2026, the Court rejected Defendants’ attempt to dismiss the Company’s claims. Trial in the matter is scheduled for April 2027. Due to the stage of the proceedings, an estimate of any possible loss or range of loss cannot be made at this time.

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

We have also established an investment strategy, “Ventures” or “Dolphin 2.0,” based upon identifying opportunities to develop internally owned assets, or acquire ownership stakes in others’ assets, in the categories of entertainment content, live events and consumer products. We believe these categories represent the types of assets wherein our expertise and relationships in entertainment marketing most influences the likelihood of success. We are in various stages of internal development and outside conversations on a wide range of opportunities within these Ventures. We intend to enter into Venture investments during 2027, but there is no assurance that we will be successful in doing so, whether in 2027 or at all.

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

During the nine months ended September 30, 2026, we entered into an agreement with YB Aircraft Productions Inc. (“YB”) to acquire the licensing rights to distribute the Youngblood movie worldwide, with the exception of Canada, and agreed to pay YB a guaranteed, non-refundable advance of $700,000, payable in two equal installments of $350,000 each, on August 31, 2026 and February 28, 2027. The $700,000 advance to YB was recorded in direct costs in our condensed consolidated statement of operations for the nine months ended September 30, 2026. We also entered into a distribution agreement with Well Go USA, Inc. (“Well Go”) to distribute the film across all media in the United States. The agreement provides for a $450,000 guaranteed, non-refundable advance against the revenues from distribution of Youngblood upon delivery of the film to Well Go. The film was released in theaters on March 6, 2026 and the Company recorded revenues and received cash of $450,000 from the minimum guaranteed advance for the nine months ended September 30, 2026.

Revenues

For the three and nine months ended September 30, 2026 and 2025, we derived a majority of our revenues from our entertainment publicity and marketing segment. During the nine months ended September 30, 2026, we generated income in our content production segment related to Youngblood.

The table below sets forth the percentage of total revenue derived from our segments for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Entertainment publicity and marketing	100.0%	100%	99.0%	99.8%
Content production	—%	—%	1.0%	0.2%
Total revenue	100%	100%	100%	100%

Expenses

Our expenses consist primarily of:

(1)	Direct costs – include certain costs of services, as well as certain production costs, related to our entertainment publicity and marketing business. Direct costs also includes the minimum guarantee of $700,000 that we agreed to pay YB for the distribution rights of Youngblood as discussed above.

(2)	Payroll and benefits expenses – includes wages, equity-based compensation, payroll taxes and employee benefits.

(3)	Selling, general and administrative expenses – includes all overhead costs except for payroll, depreciation and amortization and legal and professional fees that are reported as a separate expense item.

(4)	Acquisition costs – includes agreed upon payment to the sellers of Special Projects for the nine months ended September 30, 2025.

(5)	Depreciation and amortization – includes the depreciation of our property and equipment and amortization of intangible assets and leasehold improvements.

(6)	Legal and professional fees – includes fees paid to our attorneys, fees for investor relations consultants, audit and accounting fees and fees for general business consultants.

Other Income and Expenses

For the three and nine months ended September 30, 2026 and 2025, other income and expenses consisted primarily of: (1) changes in fair value of convertible notes and (2) interest expense, net.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2026 as compared to three and nine months ended September 30, 2025

Revenues

For the three and nine months ended September 30, 2026 and 2025 revenues were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Entertainment publicity and marketing	$16,017,213	$14,796,309	$42,808,608	$40,961,516
Content production	3,635	—	459,327	92,033
Total Revenues	$16,020,848	$14,796,309	$43,267,935	$41,053,549

Revenues from entertainment publicity and marketing increased by approximately $1.2 million and $1.8 million for the three and nine months ended September 30, 2026, respectively, as compared to the same period in the prior year. The increase for the three and nine months ended September 30, 2026, in revenue is attributed to organic growth across many of our subsidiaries.

Revenues from content production for the three months ended September 30, 2026 was inconsequential. Revenues from content production increased by approximately $0.4 million during the nine months ended September 30, 2026 compared to the same period in the prior year. The increase was related to revenue from the distribution of Youngblood which was released in theaters on March 6, 2026. During the nine months ended September 30, 2025, we recognized $0.1 million from the Believe film released in 2013.

Expenses

For the three and nine months ended September 30, 2026 and 2025, our expenses were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Expenses:
Direct costs	$861,875	$643,931	$2,674,851	$1,730,516
Payroll and benefits	10,918,192	10,397,559	32,996,097	31,004,544
Selling, general and administrative	1,837,458	2,041,440	5,682,969	5,735,759
Depreciation and amortization	537,709	589,388	1,608,951	1,772,492
Acquisition cost	—	—	—	416,171
Legal and professional	1,042,066	815,695	2,649,012	1,916,351
Total expenses	$15,197,300	$14,488,013	$45,611,880	$42,575,833

Direct costs increased by approximately $0.2 million for the three months ended September 30, 2026 as compared to the same period in the prior year. The increase of direct costs is attributed to cost incurred of approximately $0.4 million for The Digital Dept. showrooms during the three months ended September 30, 2026 offset by certain direct costs related to events produced by Special Projects during the three months ended September 30, 2025. The increase in direct costs of approximately $0.9 million for the nine months ended September 30, 2026 is primarily attributable to a minimum guaranteed payment of $0.7 million to YB for the worldwide (excluding Canada) distribution rights of Youngblood, which was released in theatres on March 6, 2026. The remaining increase is due to the increase in production costs.

Payroll and benefits expenses increased by approximately $0.5 million and $2.0 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. The increases were primarily due to $0.9 million and $3.1 million, respectively, related to increases in workforce, employee cost of living pay increases and certain retention bonuses for the three and nine months ended September 30, 2026. This increase was offset by the exclusion of $0.4 million and $1.1 million of Always Alpha payroll and benefits, respectively, for the three and nine months ended September 30, 2025. Always Alpha was sold in November 2025.

Selling, general and administrative expenses decreased by approximately $0.2 million, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease is mainly due to $0.2 decrease in bad debt expense. Selling, general and administrative expenses decreased by $0.05 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease is primarily due to $0.2 million decrease in bad debt expense offset by $0.0.1 million increase on rent expense.

Acquisition costs for the nine months ended September 30, 2025 were $0.4 million, related to an agreed upon payment with the sellers of Special Projects related to the working capital adjustment. There were no acquisition costs recorded for the nine months ended September 30, 2026.

Depreciation and amortization decreased by approximately $0.05 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, as compared to three and nine months ended September 30, 2025. The decrease is due to several intangible assets that were fully depreciated prior to September 30, 2026.

Legal and professional fees increased by $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, as compared to the same periods of the prior year. The increase is primarily due to the litigation with the sellers of Socialyte. Refer to Note 12 to the condensed consolidated financial statements elsewhere on this Quarterly Report on Form 10-Q for additional information.

Other (Expenses) Income, net

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Other (expense) income, net:
Change in fair value of convertible note	$10,000	$(50,000)	$30,000	$20,000
Loss on extinguishment of debt	—	—	—	(835,324)
Interest income	2,714	4,164	16,333	21,443
Interest expense	(612,301)	(627,954)	(1,740,698)	(1,749,264)
Total other (expense) income, net	$(599,587)	$(673,790)	$(1,694,365)	$(2,543,145)

Change in fair value of convertible note – We elected the fair value option for one convertible note payable issued in 2020. The fair value of this convertible note payable is remeasured at every balance sheet date and any changes are recorded on our condensed consolidated statements of operations. For the three months ended September 30, 2026 and 2025, respectively, we recorded a gain of $10.0 thousand and a loss of $50.0 thousand in the change in fair value of the convertible note payable issued in 2020. For the nine months ended September 30, 2026 and 2025, we recorded a gain in change of fair value of the convertible note payable issued in 2020 in the amount of $30.0 thousand and $20.0 thousand, respectively. None of the decrease in the value of the convertible note was attributable to instrument specific credit risk and as such, all the gain in the change in fair value was recorded within net loss.

Loss on extinguishment of debt – On May 12, 2025, we exchanged three nonconvertible promissory notes held by our CEO for three convertible promissory notes. We determined that the transaction should be accounted for as an extinguishment of debt and recorded a loss on the extinguishment of debt of $0.8 million for the difference between the carrying value of the nonconvertible notes payable and the fair value of the convertible notes payable on May 12, 2025. There was no loss on extinguishment of debt recorded for the three months ended September 30, 2026 and 2025 or the nine months ended September 30, 2026.

Interest income– Interest income remained consistent for the three and nine months ended September 30, 2026 and 2025.

Interest expense– Interest expense remained consistent for the three and nine months ended September 30, 2026 and 2025.

Income Taxes

We recorded an income tax benefit of approximately $6.3 thousand and an income tax expense of approximately $29.0 thousand for the three and nine months ended September 30, 2026, respectively. For the nine months ended September 30, 2025, we recorded an income tax expense of approximately $43.0 thousand. The income tax expense for the three months ended September 30, 2025 was inconsequential. These amounts reflect the accrual of a valuation allowance in connection with the limitations of our indefinite lived tax assets to offset our indefinite lived tax liabilities. To the extent the tax assets are unable to offset the tax liabilities, we have recorded a deferred expense for the tax liability (a “naked credit”).

Net Income and Loss

Net income was approximately $0.2 million or $0.02 per share based on 13,029,555 weighted average shares outstanding for basic earnings per share; and $0.2 million or $0.02 per share based on 13,093,493 weighted average shares outstanding for diluted earnings per share for the three months ended September 30, 2026. Net loss was approximately $0.4 million or $(0.03) per share based on 11,770,195 weighted average shares outstanding for basic and diluted loss per share for the three months ended September 30, 2025. The change in net income for the three months ended September 30, 2026 as compared to the net loss for three months ended September 30, 2025, is related to the factors discussed above.

Net loss was approximately $4.1 million or $(0.32) per share based on 12,737,967 weighted average shares outstanding for basic and diluted loss per share for the nine months ended September 30, 2026. Net loss was approximately $4.1 million or $(0.36) per share based on 11,370,007 weighted average shares outstanding for basic and diluted loss per share for the nine months ended September 30, 2025. The change in net loss for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, is related to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Nine Months Ended September 30,
	2026	2025
Statement of Cash Flows Data:
Net cash used in operating activities	$(1,593,770)	$(2,604,183)
Net cash used in investing activities	(106,176)	(1,117)
Net cash provided by financing activities	1,084,118	2,233,860
Net (decrease) increase in cash and cash equivalents and restricted cash	(615,828)	(371,440)

Cash, cash equivalents and restricted cash, beginning of period	9,681,589	9,128,846
Cash, cash equivalents and restricted cash, end of period	$9,065,761	$8,757,406

Operating Activities

Cash used in operating activities was $1.6 million for the nine months ended September 30, 2026, a change of $1.0 million from cash used in operating activities of $2.6 million for nine months ended September 30, 2025. The decrease in cash used in operating activities was primarily a result of a $1.4 million decrease in non-cash items such as depreciation and amortization, bad debt expense, equity-based compensation, loss on extinguishment of debt, amortization of capitalized production costs, and other non-cash losses, offset by the net change in working capital of approximately $2.4 million.

Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2026 and 2025 increased by $0.1 million related to capitalized leasehold improvements for one of our office leases.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2026 were $1.1 million, which mainly related to:

Inflows:

•	$1.1 million of proceeds from convertible notes payable;
•	$0.2 million of proceeds from notes payable and;
•	$1.3 million of proceeds from FVP Loan.

Outflows:

•	$1.3 million of repayment of existing Bank United term loan and;
•	$0.1 million of repayment of finance leases.

Cash flows provided by financing activities for the nine months ended September 30, 2025 were $2.2 million which mainly related to:

Inflows:

•	$3.3 million of proceeds from convertible notes payable and;
•	$0.8 million of proceeds from nonconvertible notes payable.

Outflows:

•	$1.3 million of repayment of existing Bank United term loan;
•	$0.5 million payment of the contingent consideration related to the Elle acquisition; and
•	$0.07 million of repayment of finance leases.

Debt and Financing Arrangements

Total debt amounted to $25.3 million as of September 30, 2026, compared to $25.1 million as of December 31, 2025, an increase of $0.2 million, primarily related to an increase of $1.2 million in convertible and nonconvertible promissory notes, $2.0 million of the FVP Loan, offset by the conversion of five convertible notes and the repayments of the term loans.

Our debt obligations in the next twelve months from September 30, 2026 decreased to $5.3 million from $7.0 million in December 31, 2025, mainly related to convertible notes and nonconvertible notes that were extended. This decrease was offset by an increase in the current portion of the Bank United Credit Facility (defined below in “BankUnited Loan Agreements – Refinancing Transaction”) in the amount of $0.1 million. We expect our current cash position, cash expected to be generated from our operations and other availability of funds, as detailed below, to be sufficient to meet our debt requirements.

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

For the three and nine months ended September 30, 2026, we did not sell any shares of common stock to Lincoln Park under the 2025 LP Purchase Agreement.

Convertible Notes Payable

During the nine months ended September 30, 2026 and 2025 we issued seven and twenty-three convertible notes payable and received proceeds of $1,050,000 and $3,250,000, respectively. As of September 30, 2026, the Company had thirty-three convertible notes payable outstanding. The convertible notes payable bear interest at a rate of 10% per annum, with initial maturity dates ranging between the second anniversary and the sixth anniversary of their respective issuances.

The balance of each convertible note payable and any accrued interest may be converted at the noteholder’s option at any time at the following conversion prices:

Aggregate Convertible Notes balance	Conversion Price	Floor/Conversion Price
$2,700,000	90-day average closing market price of our common stock	$5.00
900,000	90-day average closing market price of our common stock	$4.00
100,000	90-day average closing market price of our common stock	$1.10
325,000	Fixed conversion price	$1.11
100,000	Fixed conversion price	$1.02
50,000	Fixed conversion price	$1.01
1,650,000	Fixed conversion price	$1.07
125,000	Fixed conversion price	$1.03
500,000	Fixed conversion price	$1.43
100,000	Fixed conversion price	$1.16
200,000	Fixed conversion price	$1.04
350,000	Fixed conversion price	$1.28
100,000	Fixed conversion price	$1.32
100,000	Fixed conversion price	$1.67
50,000	Fixed conversion price	$1.60
100,000	Fixed conversion price	$1.25
200,000	Fixed conversion price	$1.12
100,000	Fixed conversion price	$1.09
100,000	Fixed conversion price	$1.00
100,000	Fixed conversion price	$1.19
$7,950,000

As of September 30, 2026, all of the principal balance amounting to approximately $7,950,000 related to our convertible notes payable was recorded in noncurrent liabilities on our condensed consolidated balance sheet under the caption convertible notes payable. As of December 31, 2025 the principal balances of $1,250,000 and $6,460,000 related to our convertible notes payable was recorded in current and noncurrent liabilities, respectively, on our condensed consolidated balance sheet under the caption convertible notes payable.

During the nine months ended September 30, 2026, four holders of five convertible notes payable with an aggregate principal balance of $810,000 converted the full principal amount of each of the convertible promissory notes payable into an aggregate of 795,839 shares of our common stock, pursuant to the provisions of their respective convertible notes payable.

During the nine months ended September 30, 2026, we entered into seven subscription agreements (the “Subscription Agreements”) with seven investors for seven convertible promissory notes (each a “Note”) in the aggregate principal amount of $1,050,000 and received cash proceeds of $1,050,000. The Notes bear interest at 10% per annum and each Note matures on either the fourth or fifth anniversary of their respective issuance dates. The principal balance and any accrued interest thereon, of six of the Notes with an aggregate principal balance of $950,000 may be fully or partially converted by the noteholders at any time before the maturity date into shares of our common stock at a purchase price ranging between $1.09 and $1.60 per share. One of the noteholders may convert all or part of the principal balance of the Note with a principal balance of $100,000 and any accrued interest thereon into shares of our common stock at a purchase price based on the 90-day trailing trading average of our common stock but not below $1.10 per share.

On August 10, 2026, we entered into an amendment with a noteholder to extend the maturity date from January 27, 2028 to July 27, 2028, and fixed the conversion price at $1.00 per share from a 90-day trailing trading average with a minimum conversion price of $1.01. On September 30, 2026, we entered into agreements with two noteholders to amend the convertible notes and extended the maturity dates of these convertible notes to June 2031 through January 2032. The principal balance of these convertible notes was $3,600,000. The remaining terms of the existing agreement remain unchanged.

We recorded interest expense related to these convertible notes payable of $195,333 and $179,028 during the three months ended September 30, 2026 and 2025, respectively, and $574,803 and $480,279, respectively, during the nine months ended September 30, 2026 and 2025. In addition, we made cash interest payments amounting to $573,442 and $457,612, respectively, during the nine months ended September 30, 2026 and 2025, related to the convertible notes payable.

Convertible Note Payable at Fair Value

We had one convertible promissory note outstanding with aggregate principal amount of $500,000 as of September 30, 2026 for which we elected the fair value option. As such, the estimated fair value of the note was recorded on its issue date. At each balance sheet date, we record the fair value of the convertible promissory note with any changes in the fair value recorded in the condensed consolidated statements of operations.

We had a balance of $240,000 and $270,000 in noncurrent liabilities as of September 30, 2026, and December 31, 2025, respectively, on our condensed consolidated balance sheets related to the convertible promissory note payable measured at fair value.

We recorded a gain in fair value of $10,000 and a loss in fair value of $50,000 for the three months ended September 30, 2026 and 2025, respectively, and a gain of $30,000 and $20,000 for the nine months ended September 30, 2026 and 2025, respectively, on our condensed consolidated statements of operations related to this convertible note payable at fair value.

We recorded interest expense related to this convertible note payable at fair value of $9,863 for each of the three months ended September 30, 2026 and 2025 and $29,589 for each of the nine months ended September 30, 2026 and 2025. In addition, we made cash interest payments amounting to $29,589 for both the nine months ended September 30, 2026 and 2025, related to the convertible note payable at fair value.

Nonconvertible Promissory Notes

As of September 30, 2026, we had fourteen outstanding unsecured nonconvertible promissory notes in the aggregate amount of $5,270,000, which bear interest at a rate of 10% per annum and mature between November 2026 and October 2030.

As of September 30, 2026 and December 31, 2025, we had a balance of $0, and $500,000, respectively, recorded as current liabilities and $5,270,000 and $4,580,000, respectively, in noncurrent liabilities on our condensed consolidated balance sheets related to these unsecured nonconvertible promissory notes.

We recorded interest expense related to these nonconvertible promissory notes of $128,538 and $112,625 for the three months ended September 30, 2026 and 2025, respectively, and $382,538 and $316,375 for the nine months ended September 30, 2026 and 2025, respectively. We made interest payments of $379,778 and $309,917 during the nine months ended September 30, 2026 and 2025, respectively, related to the nonconvertible promissory notes.

On November 5, 2026, we and one of our nonconvertible promissory noteholders agreed to extend the maturity dates of three nonconvertible promissory notes, with an aggregate principal balance of $1,250,000, for three years from their current maturity dates. The nonconvertible promissory notes now mature between November 22, 2029 and November 5, 2030. All other terms of the nonconvertible promissory notes remain the same.

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

We recorded interest expense related to this Socialyte Promissory Note of $30,000 for the three months ended September 30, 2026 and 2025, and $90,000 for the nine months ended September 30, 2026 and 2025. No interest payments were made during the nine months ended September 30, 2026 and 2025, related to the Socialyte Promissory Note.

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

On May 12, 2025, we entered into an exchange agreement (the “Exchange Agreement”) with DE LLC, pursuant to which, we and DE LLC agreed to exchange the three DE LLC Notes in the aggregate principal amount of $2,242,873 currently held by DE LLC for three convertible promissory notes (the “DE New Notes”) in the same principal amounts. As consideration for the exchange, we and DE LLC agreed to extend the maturity dates on each of the notes by six months. One note, with a principal balance of $1,107,873 now matures on June 30, 2027, one note with a principal balance of $1,000,000 now matures on October 29, 2029 and one note with a principal balance of $135,000, now matures on December 10, 2029. The DE New Notes continue to bear interest at a rate of 10% per annum. DE LLC may convert the principal balance of the DE New Notes and any accrued interest thereon at any time before the maturity date of the DE New Notes into our common stock at a conversion price of $1.00 per share. We accounted for this exchange as an extinguishment of debt and recorded the difference between the carrying value of DE LLC Notes and the fair value of the DE New Notes of $0.8 million as a loss from extinguishment of debt in our condensed consolidated statement of operations for the nine months ended September 30, 2025. On October 27, 2026, we entered into an amendment with DE LLC, that extended the maturity date of one of the DE New Notes with a principal balance of $1,107,873, from June 30, 2027 to June 30, 2032. All other terms of the DE New Note remained the same.

As of September 30, 2026 and December 31, 2025, we had an aggregate principal balance of $2,710,584 and $2,904,357, respectively, related to the DE New Notes under the caption convertible notes payable – related party in our condensed consolidated balance sheets. During the nine months ended September 30, 2026 and 2025, we did not repay any principal balance or make interest payments on the DE LLC Notes or DE New Notes.

We recorded interest expense of $56,533 for each of the three months ended September 30, 2026 and 2025 and $167,755 for the nine months ended September 30, 2026 and 2025, related to the DE LLC Notes and the DE New Notes. As of September 30, 2026 and December 31, 2025 we had a balance in accrued interest – related parties of $655,809 and $488,054, respectively, on our condensed consolidated balance sheets related to the DE LLC Notes.

Mock Notes

During 2024, we issued three nonconvertible promissory notes to Mr. Donald Scott Mock, the brother of Mr. O’Dowd, in the amount of $900,000, $75,000 and $8,112, respectively, and received proceeds of $983,112. The Mock Notes bear interest at a rate of 10% per annum and mature on January 16, 2029, May 28, 2029 and December 30, 2029, respectively.

As of both September 30, 2026 and December 31, 2025, we had a principal balance of $983,112 related to the Mock Notes under the caption loans from related party in our condensed consolidated balance sheets. For the three months ended September 30, 2026 and 2025, we did not repay any principal balance on the Mock Notes. During the nine months ended September 30, 2026, we made interest payments in the amount of $73,733 related to the Mock Notes. No interest payments were made during the nine months ended September 30, 2025 related to the Mock Notes.

During the three and nine months ended September 30, 2026 and 2025, we recorded interest expense of $24,578, and $73,733, respectively, related to the Mock Notes. During the nine months ended September 30, 2026, we made interest payments in the amount of $73,733 related to the Mock Notes. As of September 30, 2026 and December 31, 2025, we had a balance in accrued interest – related parties of $188,728 on our condensed consolidated balance sheets related to the Mock Notes.

BankUnited Loan Agreement

On September 29, 2023, we entered into a loan agreement with BankUnited (“BankUnited Loan Agreement”) in which an existing term loan with BankProv was repaid (the “Refinancing Transaction”). The BankUnited Loan Agreement includes: (i) $5,800,000 secured term loan (“First BKU Term Loan”), (ii) and $750,000 of a secured revolving line of credit (“BKU Line of Credit”) and (iii) $400,000 Commercial Card (“BKU Commercial Card”). The First BKU Term Loan carries a 1.0% origination fee and matures in September 2028, the BKU Line of Credit carries an initial origination fee of 0.5% and a 0.25% fee on each annual anniversary and matured on October 2, 2026; the BKU Commercial Card does not have any initial or annual fee and matured in September 2026. The First BKU Term Loan has a declining prepayment penalty equal to 5% in year one, 4% in year two, 3% in year three, 2% in year four and 1% in year five of the outstanding balance. The BKU Line of Credit and BKU Commercial Card can be repaid without any prepayment penalty.

On October 2, 2026, we and Bank United agreed to extend the maturity date of the BKU Line of Credit until September 29, 2029. All other significant terms of the agreement remained unchanged.

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

Interest accrues at 8.10% fixed rate per annum on the First BKU Term Loan and 7.10% fixed rate per annum on the Second BKU Term Loan. Principal and interest are payable on a monthly basis based on a 5-year amortization for the First BKU Term Loan and 3-year amortization for the Second BKU Term Loan. Interest on the BKU Line of credit is payable on a monthly basis, with all principal due at maturity. The BKU Commercial Card payment was due in full at the end of each bi-weekly billing cycle. During the nine months ended September 30, 2026 and the year ended December 31, 2025, we did not use the BKU Commercial Card which matured in September of 2026 and was not renewed. During each of the three months ended September 30, 2026 and 2025, we made payments in the amount of $354,621, inclusive of $58,064 and $81,596, respectively, of interest related to the First BKU Term Loan. During each of the nine months ended September 30, 2026 and 2025, we made payments in the amount of $1,063,862, inclusive of $190,834 and $324,015, respectively, of interest related to the First BKU Term Loan. During each of the three months ended September 30, 2026 and 2025, we made payments in the amount of $185,995, inclusive of $18,284 and $30,115, respectively, of interest related to the Second BKU Term Loan. During each of the nine months ended September 30, 2026 and 2025, we made payments in amount of $557,986, inclusive of $63,442 and $98,052, respectively, of interest related to the Second BKU Term Loan.

Interest on the BKU Line of Credit is variable based on the Lender’s Prime Rate. During the three months ended September 30, 2026 and 2025, we recorded interest expense and made payments of $6,900 and $5,000, respectively, and $20,578 and $20,217 for the nine months ended September 30, 2026 and 2025, respectively, related to the BKU Line of Credit.

As of September 30, 2026, we had a balance of $1,925,510 classified as current liabilities and $1,521,451 classified as noncurrent liabilities, net of $47,676 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of December 31, 2025, we had a balance of $1,813,760 classified as current liabilities and $2,976,930 classified as noncurrent liabilities, net of $71,518 of debt issuance costs, in our condensed consolidated balance sheet related to the First BKU Term Loan and the Second BKU Term Loan. As of September 30, 2026 and December 31, 2025, we had a balance of $400,000 of principal outstanding under the BKU Line of Credit.

Amortization of debt origination costs under the Bank United Credit Facility is included as a component of interest expense in our condensed consolidated statements of operations and amounted to approximately $7,012 for the three months ended September 30, 2026 and 2025, and $26,648 and $21,035 for the nine months ended September 30, 2026 and 2025, respectively.

The Bank United Credit Facility contains financial covenants tested semi-annually, starting on June 30, 2024, on a trailing twelve-month basis that require us to maintain a minimum debt service coverage ratio of 1.25:1.00 and a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, the BankUnited Credit Facility contains a liquidity covenant that requires us to hold a cash balance at BankUnited with a daily minimum deposit balance of $2,000,000. As of September 30, 2026, we are in compliance with the debt covenants.

FVP Loan

On May 7, 2026, two of our wholly-owned subsidiaries, Shore Fire and The Door (collectively, the “Borrowers”), executed a loan agreement with certain Lenders and FVP Servicing, LLC (“FVP”), as agent for the Lenders providing for (i) a term loan in the amount of $2,000,000, (ii) a delayed draw term loan in the amount of $2,000,000 that, subject to certain conditions, will become available on November 7, 2026 and (ii) a second delayed draw term loan in the amount of $1,000,000 that, subject to certain conditions, will become available on May 7, 2027 (the “Loans”). The Loans bear and will bear interest at 12% per annum from the date they are made and will have a maturity date of May 7, 2029. We executed a guaranty in favor of FVP in connection with the loan agreement. In addition, the Borrowers entered into a security agreement pursuant to which they granted FVP and the Lenders a security interest in substantially all of their assets as collateral for the loan obligations and we entered into a pledge and security agreement granting FVP and the Lenders a security interest in the equity of the Borrowers. Proceeds from the Loans will be for general working capital purposes.

During the nine months ended September 30, 2026, we drew $2,000,000 under the FVP loan facility (the “FVP Loan”), and incurred debt issuance, loan origination fees and debt service reserve of $813,472 recorded as net of the term loans, noncurrent portion on the condensed consolidated balance sheet. As of September 30, 2026, we had an aggregate principal balance of $1,297,970 related to the FVP Loan, net of debt issuance costs, loan origination fees and debt service reserve. For the three and nine months ended September 30, 2026, we amortized as interest expense on our consolidated statement of operations, debt origination costs, loan origination fees and interest in the amount of $66,449 and $100,694, respectively, against the amounts retained on the date of the FVP Loan.

On November 7, 2026, the first delayed draw term loan in the amount of $2,000,000 became available and on November 7, 2026, we drew $2,000,000 from such loan.

The FVP loans facility contains financial covenants tested annually, starting on December 31, 2026, on a trailing twelve-month basis that require us to maintain a maximum funded debt/EBITDA ratio of 3.00:1.00. In addition, FVP credit facility contains a liquidity covenant that requires us to hold an unrestricted cash balance with daily minimum deposit balance of $500,000. As of September 30, 2026, we are in compliance with the debt covenant.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026, which have not been remediated as of the date of the filing of this report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We have begun the process of designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our internal control remediation efforts include the following:

•	Developing formal policies and procedures over the Company’s fraud risk assessment and risk management function;

•	Developing policies and procedures to enhance the precision of management review of financial statement information and control impact of changes in the external environment;

•	We have entered into an agreement with a third-party consultant that assists us in analyzing complex transactions and the appropriate accounting treatment;

•	We have implemented a new enterprise resource planning system that will allow us to set up proper review and approval of transactions;

•	We are enhancing our policies, procedures and documentation of period end closing procedures;

•	Implementing policies and procedures to enhance independent review and documentation of journal entries, including segregation of duties; and

•	Reevaluating our monitoring activities for relevant controls.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 21, 2024, the Company filed a complaint in Los Angeles County Superior Court against NSL Ventures (“NSL”), the Socialyte seller, and its principals alleging that the defendants breached the Socialyte Purchase Agreement and committed acts of fraud and negligence in connection with that transaction, and that the Company is entitled to monetary damages caused by those acts. On September 16, 2024, the defendants answered the Complaint with a general denial and affirmative defenses. Also on September 16, 2024, defendant NSL also filed a Cross-complaint against the Company and Social Midco, LLC, alleging a single cause of action for breach of contract. The Company and Social Midco answered the Cross-complaint on October 1, 2024. As the case has progressed, the court appointed an independent accountant to adjudicate certain accounting issues relevant to the case. That independent accountant’s work is ongoing. In April 2026, the Court rejected Defendants’ attempt to dismiss the Company’s claims. Trial in the matter is scheduled for April 2027. Due to the stage of the proceedings, an estimate of any possible loss or range of loss cannot be made at this time. The Company may be subject to legal proceedings, claims and liabilities that arise in the ordinary course of business. In the opinion of management and based upon the advice of its outside counsels, the liability, if any, from any pending litigation is not expected to have a material effect in the Company’s financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined in Regulation S-K Item 408, during the quarter ended September 30, 2026.

Item 1.01 Entry into a Material Definitive Agreement

As previously announced, on May 7, 2026, two of the Company’s wholly-owned subsidiaries, Shore Fire Media, Ltd. and The Door Marketing Group, LLC (collectively, the “Borrowers”), executed a Loan Agreement with certain Lenders and FVP Servicing, LLC (“FVP”), as agent for the Lenders, providing for a term loan in the amount of $2,000,000 and certain delayed draw term loans, which would become available at future dates subject to certain conditions. The Company executed a guaranty in favor of FVP in connection with the Loan Agreement.  On November 7, 2026, the first delayed draw term loan in the amount of $2,000,000 became available and on November 7, 2026, the Borrowers drew $2,000,000 from such loan.

The foregoing descriptions of the Loan Agreement are not complete and are qualified in their entirety by reference to the Loan Agreement filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2026, and such exhibit is incorporated herein by reference.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 10, 2026.

Dolphin Entertainment, Inc.

By:	/s/ William O’Dowd IV
William O’Dowd IV Chief Executive Officer

By:	/s/ Mirta A Negrini
Mirta A Negrini Chief Financial Officer

\

